Form 10-Q
period 1996-03-31
HOTEL PROPERTIES L P
filed 1996-05-15
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

        or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______


                        Commission File Number: 0-16991


                             HOTEL PROPERTIES L.P.
              Exact Name of Registrant as Specified in its Charter


            Delaware                                        13-3430078
  State or Other Jurisdiction of
  Incorporation or Organization I.R.S.             Employer Identification No.


   3 World Financial Center, 29th Floor,
   New York, NY    Attn: Andre Anderson                        10285
  Address of Principal Executive Offices                        Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____



Balance Sheets                                  At March 31,   At December 31,
                                                       1996              1995

Assets Real estate, at cost:
  Land                                        $  22,569,415     $  22,569,415
  Buildings                                      72,568,089        72,561,033
  Furniture, fixtures and equipment              44,958,862        43,838,735
                                              -------------     -------------
                                                140,096,366       138,969,183
Less accumulated depreciation                    42,251,070        40,612,178
                                              -------------     -------------
                                                 97,845,296        98,357,005
Cash and cash equivalents                         1,543,512         1,004,565
Restricted cash                                     960,348           825,437
Restricted cash - loan reserve                    2,534,235         2,538,618
Due from hotel managers, net                        543,674           534,669
Replacement reserve receivable                    3,473,452         3,478,655
Rent receivable                                     989,381           684,266
Deferred charges - refinancing costs
  net of accumulated amortization of
  $244,088 in 1996 and $162,725 in 1995           1,383,164         1,464,527
                                              -------------     -------------
     Total Assets                             $ 109,273,062     $ 108,887,742
                                              =============     =============
Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses       $      42,580     $      50,045
  Due to affiliates                                  17,500            18,462
  Mortgage loans payable                         81,455,269        81,714,517
  Mortgage loans interest payable                   610,915                 0
  Refinancing fee payable                           412,500           412,500
  Deferred management fees                        4,187,505         4,187,505
  Deferred interest payable                       1,849,185         1,849,185
                                              -------------     -------------
     Total Liabilities                           88,575,454        88,232,214
                                              -------------     -------------
Partners' Capital:
  General partner                                         0                 0
  Limited partners (3,464,700 limited
   partnership units authorized, issued
   and outstanding)                              20,697,608        20,655,528
                                              -------------     -------------
     Total Partners' Capital                     20,697,608        20,655,528
                                              -------------     -------------
     Total Liabilities and Partners' Capital  $ 109,273,062     $ 108,887,742
                                              =============     =============





Statement of Partners' Capital
For the three months ended March 31, 1996

                                          Limited    General
                                         Partners    Partner            Total

Balance at December 31, 1995         $ 20,655,528        $ 0     $ 20,655,528
Net income                                 42,080          0           42,080
                                     ------------        ---     ------------
Balance at March 31, 1996            $ 20,697,608        $ 0     $ 20,697,608
                                     ============        ===     ============



Statements of Operations
For the three months ended March 31,                     1996           1995

Income

Rent:
  Operating profit                                $ 2,292,761    $ 2,092,881
  Replacement escrow                                1,256,891      1,152,373
Interest                                               96,597         86,781
                                                  -----------    -----------
     Total Income                                   3,646,249      3,332,035
                                                  ===========    ===========
Expenses

Interest                                            1,835,664      2,147,215
Depreciation and amortization                       1,720,255      1,880,188
Asset management fee                                        0        136,037
General and administrative                             30,939         27,883
Professional fees                                      17,311         15,828
                                                  -----------    -----------
     Total Expenses                                 3,604,169      4,207,151
                                                  -----------    -----------
     Net Income (Loss)                            $    42,080    $  (875,116)
                                                  ===========    ===========
Net Income (Loss) Allocated:

To the General Partner                            $         0    $    (8,751)
To the Limited Partners                                42,080       (866,365)
                                                  -----------    -----------
                                                  $    42,080    $  (875,116)
                                                  ===========    ===========
Per limited partnership unit
(3,464,700 outstanding)                                  $.01          $(.25)


Statements of Cash Flows
For the three months ended March 31,                     1996           1995

Cash Flows From Operating

Activities Net income (loss)                      $    42,080    $  (875,116)
Adjustments to reconcile net income (loss)
 to net cash provided by (used for) operating
 activities:
   Rental income from replacement escrow           (1,256,891)    (1,152,373)
   Depreciation and amortization                    1,720,255      1,880,188
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Due from hotel managers, net                     (9,005)        (4,682)
      Rent receivable                                (305,115)      (133,329)
      Accounts payable and accrued expenses            (7,465)       (32,077)
      Due to affiliates                                  (962)       (14,997)
      Mortgage loans interest payable                 610,915              0
      Deferred management fees                              0        136,037
      Deferred interest payable                             0        169,228

Net cash provided by (used for)                   -----------    -----------
          operating activities                        793,812        (27,121)
                                                  -----------    -----------
Cash Flows From Investing Activities

Proceeds from restricted cash                          41,336        117,607
Proceeds from replacement reserve receivable        1,085,847      1,562,527
Additions to real estate                           (1,127,183)    (1,680,134)
                                                  -----------    -----------
Net cash used for investing activities                      0              0
                                                  -----------    -----------
Cash Flows From Financing Activities

Net interest from restricted cash - loan reserve        4,383              0
Principal payments on mortgage loans payable         (259,248)             0
                                                  -----------    -----------
Net cash used for financing activities               (254,865)             0
                                                  -----------    -----------
Net increase (decrease) in cash
           and cash equivalents                       538,947        (27,121)
Cash and cash equivalents, beginning of period      1,004,565      3,409,299
                                                  -----------    -----------
Cash and cash equivalents, end of period          $ 1,543,512    $ 3,382,178
                                                  ===========    ===========
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest          $ 1,224,749    $ 1,977,987
                                                  -----------    -----------



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partner's capital for the three months ended March 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On June 28, 1995 (the "Effective Date"), the Partnership refinanced and amended its $80,438,000 mortgage loans payable and the $2,531,417 revolving credit loans payable (collectively, the "Loan") with The Equitable Life Assurance Society of the United States ("Equitable"), and terminated its Asset Management Agreement with EREIM. The Loan, which matured on June 2, 1995, was extended under the existing terms to the Effective Date. At closing, the Partnership made a $500,000 principal payment, and the Loan was consolidated into a new mortgage loan with Equitable totalling $82,469,417 (the "New Mortgage"). The New Mortgage is collateralized by four separate deeds of trust with respect to the Hotels.

Under the terms of the New Mortgage, the Partnership is required to make monthly payments of principal and interest in the amount of $741,999 at a rate of 9% per annum based on a 20- year amortization term. Payments commenced on August 1, 1995, and continue until maturity on June 2, 2000, at which time the entire outstanding principal balance is due. The New Mortgage may be prepaid in whole or in part at any time prior to June 2, 1998 in connection with a sale or refinancing of one or more of the Hotels without paying a prepayment premium. Subsequent to June 2, 1998, prepayment of the New Mortgage will be subject to a prepayment premium as set forth in the New Mortgage agreement.

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage. In addition to an initial deposit of $1.25 million, the Partnership agreed to direct Marriott to forward rent from operating profit generated by the Hotels ("Rent"), subsequent to the Effective Date, to an escrow account (the "Loan Reserve") maintained by Equitable's escrow agent. As of March 31, 1996, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. Since both of these conditions were satisfied, the Partnership received 100% of the Rent directly from Marriott beginning in the fourth quarter of 1995. As of March 31, 1996, the Partnership has funded the Loan Reserve in the amount of $2,534,235, and such amount is included as "Restricted cash - loan reserve" on the Partnership's balance sheet. The funds in excess of the $2.5 million represent interest earned on the Loan Reserve which is transferred to the Partnership quarterly.

As of the Effective Date, the Partnership terminated its June 3, 1988 Asset Management Agreement with EREIM. Pursuant to the termination agreement, EREIM is entitled to a refinancing fee in the amount of $412,500, which is payable upon the earlier of a sale or refinancing of one or more of the Hotels or on June 2, 2000. On the Partnership's balance sheet, the refinancing fee is included in the asset line item "Deferred charges - refinancing costs" and the liability line item "Refinancing fee payable," and is being amortized over the term of the New Mortgage. Additionally, all deferred management fees and deferred interest payable earned as of the Effective Date in the amounts of $4,187,505 and $1,849,185, respectively, will remain as liabilities to EREIM but subordinate to a return of investor equity plus a 6% annual return thereon. No further management fees or interest on these amounts will accrue after the Effective Date.

Total costs incurred by the Partnership relating to the refinancing of the Loan and termination of the Asset Management Agreement were approximately $1.6 million and have been reflected in "Deferred charges - refinancing costs" on the Partnership's balance sheet. The refinancing costs consist of a 1% refinancing fee of $825,000 paid to Equitable, a refinancing fee payable to EREIM of $412,500 and legal and other refinancing costs of approximately $362,500. These costs are being amortized over the five-year term of the New Mortgage.

At March 31, 1996, the Partnership's real estate, at cost, was $140,096,366, compared to $138,969,183 at December 31, 1995. The increase is due to improvements completed at all of the Hotels, including room renovations at the St. Louis and Tan-Tar- A Hotels.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At March 31, 1996, the Partnership had cash and cash equivalents of $1,543,512 compared to $1,004,565 at December 31, 1995. The increase is primarily due to net cash provided by operating activities exceeding cash used for financing activities.

A reserve account for each of the Properties has been established to cover certain costs of improvements, replacements, refurbishments, renewals as well as furniture, fixtures and equipment ("FF&E") upgrades. For the Los Angeles Hotel, the St. Louis Hotel and Tan-Tar-A Hotel, the reserve is maintained on behalf of the Partnership at each Property and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. The reserve for the Nashville Hotel, which totaled $960,348 at March 31, 1996, compared to $825,437 at December 31, 1995, is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. The increase in 1996 is attributable to contributions to the reserve exceeding expenditures.

In addition to the reserve accounts for each Hotel, under the original Loan, Equitable had made lines of credit aggregating $27,162,000 available to the Partnership (collectively, the "Equitable Line of Credit"), as necessary and subject to certain restrictions. The Equitable Line of Credit was available to meet Marriott's request for additional funds for FF&E or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott was obligated to contribute a portion of such funds. The Equitable Line of Credit was terminated under the New Mortgage. There are currently no anticipated capital requirements by Marriott in excess of the FF&E reserve for the next five years.

Prior to 1994, distributions were paid on a quarterly basis from Net Cash Flow to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions commencing with the fourth quarter distribution in 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions will remain suspended until, at a minimum, certain requirements are met under the terms of the New Mortgage. In addition to the Loan Reserve requirement, the Partnership is also required, at a minimum, to receive rents from the Hotels equal to, at a minimum, 110% of debt service for the previous consecutive 12 months before cash distributions can be resumed. Since a significant portion of the Partnership's cash reserves were depleted to cover costs associated with the refinancing and establishing the Loan Reserve, the General Partner intends to utilize a portion of future cash flow generated in excess of debt service requirements to replenish the Partnership's working capital reserves. Once the Partnership's debt service coverage requirements are met and the working capital reserves are replenished, the General Partner should be in a position to evaluate the Partnership's cash flow from operations, along with its future cash requirements, to determine if cash distributions may be resumed at such time. It is expected that future distributions, if any, would be reinstated on an annual basis rather than the previous quarterly schedule.

The primary source of ongoing cash and liquidity is from rental revenue under the operating leases and the Partnership's cash reserves. The Partnership knows of no trends, demands, commitments, events or uncertainties, other than the Partnership's cash requirements pursuant to the terms of the New Mortgage, that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way, other than the normal seasonal fluctuation in hotel operations which, in turn, causes fluctuations in rental income throughout the year.

Results of Operations

For the three-month period ended March 31, 1996, net cash generated by operating activities was $793,812, compared with net cash used for operating activities of $27,121 for the corresponding period in 1995. This change is due to an increase in net income earned by the Partnership in 1996, as well as an increase in accrued interest payable resulting from a difference in the timing of interest payments between the two periods. The Partnership generated net income of $42,080 for the three-month period ended March 31, 1996, compared to a net loss of $875,116 for the corresponding three-month period in 1995. The change from net loss to net income is due to an increase in rental income from improved Hotel operations and interest income, as well as a decrease in interest expense, depreciation and amortization, and asset management fees. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had an adjusted net operating income of $505,444 for the three-month period ended March 31, 1996 compared to an adjusted net operating loss of $147,301 for the three-month period ended March 31, 1995.

Total Partnership income was $3,646,249 for the three-month period ended March 31, 1996, compared to $3,332,035 for the three-month period ended March 31, 1995. The increase is due primarily to higher rents from operating profit earned at the Los Angeles, St. Louis and Nashville Hotels. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, increased to $1,256,891 for the three- month period ended March 31, 1996 from $1,152,373 for the three- month period ended March 31, 1995. The increase is due to an increase in gross revenues at the Hotels. Interest income totaled $96,597 for the three-month period ended March 31, 1996, compared to $86,781 for the three-month period ended March 31, 1995. The increase is primarily attributable to higher restricted cash balances in 1996.

Total Partnership expenses for the three-month period ended March 31, 1996 were $3,604,169 compared to $4,207,151 for the three-month period ended March 31, 1995. The decrease is due primarily to lower interest expense, lower depreciation and amortization, and the elimination of the asset management fees as a result of the termination of the Asset Management Agreement. These decreases were partially offset by higher general and administrative expenses and professional fees. Interest expense decreased to $1,835,664 for the three-month period ended March 31, 1996 from $2,147,215 for the three-month period ended March 31, 1995, as a result of the New Mortgage which provides for principal amortization and bears a lower interest rate than the original mortgage loan, as well as the payment of the revolving credit loan and termination of the Asset Management Agreement pursuant to the refinancing. General and administrative expenses totaled $30,939 for the three-month period ended March 31, 1996, compared with $27,883 for the three-month period ended March 31, 1995. The increase is due primarily to higher accounting and Partnership administrative expenses being recognized in 1996.

The following summarizes the Hotels' performance for the period from January 1 to March 22 of the indicated years (i.e., the first three Marriott accounting periods):

                                           1996             1995    % Change
                                  ------------------------------------------
Weighted Average Occupancy                  75.9%           74.6%       1.7%
Weighted Average Room Rate               $ 83.96         $ 80.46        4.3%

Total Hotel Sales                   $ 24,049,538    $ 22,736,536        5.8%
Hotel Operating Profit              $  3,195,624    $  2,531,071       26.3%
Rent Earned by the Partnership
(for the quarter ended March 31)    $  2,292,761    $  2,092,881        9.6%



Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                        (27)    Financial Data Schedule

                (b) Reports on Form 8-K - On February 13, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day- today operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date. The Partnership filed a Form 8-K disclosing this resolution on February 20, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HOTEL PROPERTIES L.P.
                                   BY:  EHP/GP INC.
                                        General Partner



Date:  May 15, 1996                BY:  /s/Jeffrey C. Carter
                                        Director, President
                                        and Chief Financial Officer