Form 10-Q
period 1996-06-30
HOTEL PROPERTIES L P
filed 1996-08-14
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

     or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______


                        Commission File Number: 0-16991


                             HOTEL PROPERTIES L.P.

              Exact Name of Registrant as Specified in its Charter


           Delaware                                   13-3430078
  State or Other Jurisdiction of
  Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                    10285
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






Balance Sheets
                                                 At June 30,   At December 31,
                                                       1996              1995
Assets
Real estate, at cost:
  Land                                        $  22,569,415     $  22,569,415
  Buildings                                      72,576,984        72,561,033
  Furniture, fixtures and equipment              46,721,347        43,838,735
                                              -------------     -------------
                                                141,867,746       138,969,183
Less accumulated depreciation                   (43,941,247)      (40,612,178)
                                              -------------     -------------
                                                 97,926,499        98,357,005
Cash and cash equivalents                         1,628,204         1,004,565
Restricted cash                                   1,122,445           825,437
Restricted cash - loan reserve                    2,533,030         2,538,618
Due from hotel managers, net                        549,157           534,669
Replacement reserve receivable                    2,955,142         3,478,655
Rent receivable                                   1,052,284           684,266
Deferred charges - refinancing costs,
  net of accumulated amortization of
  $325,450 in 1996 and $162,725 in 1995           1,301,802         1,464,527
                                              -------------     -------------
     Total Assets                             $ 109,068,563     $ 108,887,742
                                              =============     =============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $      33,576     $     50,045
  Due to affiliates                                  20,510           18,462
  Mortgage loans payable                         81,059,059       81,714,517
  Mortgage loans interest payable                   607,943                0
  Refinancing fee payable                           412,500          412,500
  Deferred management fees                        4,187,505        4,187,505
  Deferred interest payable                       1,849,185        1,849,185
                                              -------------     ------------
     Total Liabilities                           88,170,278       88,232,214
Partners' Capital:
  General Partner                                         0                0
  Limited Partners (3,464,700 limited
  partnership units authorized, issued
  and outstanding)                               20,898,285       20,655,528
                                              -------------     ------------
     Total Partners' Capital                     20,898,285       20,655,528
                                              -------------    -------------
  Total Liabilities and Partners' Capital     $ 109,068,563    $ 108,887,742
                                              =============    =============





Statement of Partners' Capital
For the six months ended June 30, 1996
                                            Limited    General
                                           Partners    Partner           Total
Balance at December 31, 1995           $ 20,655,528        $ 0    $ 20,655,528
Net income                                  242,757          0         242,757
                                       ------------        ---    ------------
Balance at June 30, 1996               $ 20,898,285        $ 0    $ 20,898,285
                                       ============        ===    ============




Statements of Operations

                                   Three months ended         Six months ended
                                         June 30,                 June 30,
                                     1996        1995         1996        1995
Income
Rent:
  Operating profit            $ 2,337,325 $ 2,374,872  $ 4,630,086 $ 4,467,753
  Replacement escrow            1,415,167   1,365,229    2,672,058   2,517,602
Interest                           96,220      94,064      192,817     180,845
                              ----------- -----------  ----------- -----------
     Total Income               3,848,712   3,834,165    7,494,961   7,166,200
                              ----------- -----------  ----------- -----------
Expenses
Interest                        1,826,815   2,131,507    3,662,479   4,278,722
Depreciation and amortization   1,771,539   1,788,412    3,491,794   3,668,600
Asset management fee                    0     149,049            0     285,086
General and administrative         37,710      51,163       68,649      79,046
Professional fees                  11,971      13,570       29,282      29,398
                              ----------- -----------  ----------- -----------
     Total Expenses             3,648,035   4,133,701    7,252,204   8,340,852
                              ----------- -----------  ----------- -----------
     Net Income (Loss)        $   200,677 $  (299,536) $   242,757 $(1,174,652)
                              =========== ===========  =========== ===========
Net Income (Loss) Allocated:
To the General Partner        $         0 $    (2,996) $         0 $   (11,747)
To the Limited Partners           200,677    (296,540)     242,757  (1,162,905)
                              ----------- -----------  ----------- -----------
                              $   200,677 $  (299,536) $   242,757 $(1,174,652)
                              =========== ===========  =========== ===========
Per limited partnership unit
(3,464,700 outstanding)              $.06       $(.09)        $.07       $(.34)
                              ----------- -----------  ----------- -----------




Statements of Cash Flows
For the six months ended June 30,                           1996          1995
Cash Flows From Operating Activities:
Net income (loss)                                   $    242,757  $ (1,174,652)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Rental income from replacement escrow               (2,672,058)   (2,517,602)
  Depreciation and amortization                        3,491,794     3,668,600
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Due from hotel managers, net                         (14,488)      (14,423)
    Rent receivable                                     (368,018)     (466,820)
    Accounts payable and accrued expenses                (16,469)      (27,235)
    Due to affiliates                                      2,048        (3,409)
    Mortgage loans interest payable                      607,943             0
    Deferred management fees                                   0       285,086
    Deferred interest payable                                  0       332,877
                                                    ------------  ------------
Net cash provided by operating activities              1,273,509        82,422
                                                    ------------  ------------
Cash Flows From Investing Activities:
Proceeds from restricted cash                            112,387       306,759
Proceeds from replacement reserve receivable           2,786,176     2,748,698
Additions to real estate, net                         (2,898,563)   (3,055,457)
Net cash used for investing activities                         0             0
                                                    ------------  ------------
Cash Flows From Financing Activities:
Funding of loan reserve                                        0    (1,490,562)
Net interest from restricted cash - loan reserve           5,588             0
Deferred charges - refinancing costs                           0      (957,525)
Principal payments on mortgage loans payable            (655,458)     (500,000)
                                                    ------------  ------------
Net cash used for financing activities                  (649,870)   (2,948,087)
                                                    ------------  ------------
Net increase (decrease) in cash and cash equivalents     623,639    (2,865,665)
Cash and cash equivalents, beginning of period         1,004,565     3,409,299
                                                    ------------  ------------
Cash and cash equivalents, end of period            $  1,628,204  $    543,634
                                                    ============  ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $  3,054,536  $  3,945,845
                                                    ------------  ------------
Supplemental Disclosure of Noncash Financing Activities:
Loan refinancing costs of $641,870 were funded through accounts payable and refinancing fee payable in 1995.




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's capital for the six months ended June 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On June 28, 1995 (the "Effective Date"), the Partnership refinanced and amended its $80,438,000 mortgage loans payable and the $2,531,417 revolving credit loans payable (collectively, the "Loan") with The Equitable Life Assurance Society of the United States ("Equitable"), and terminated its Asset Management Agreement with Equitable Real Estate Investment Management, Inc. ("EREIM").
The Loan, which matured on June 2, 1995, was extended under the existing terms to the Effective Date. At closing, the Partnership made a $500,000 principal payment, and the Loan was consolidated into a new mortgage loan with Equitable totaling $82,469,417 (the "New Mortgage"). The New Mortgage is collateralized by four separate deeds of trust with respect to the Hotels and has a term of five years.

Under the terms of the New Mortgage, the Partnership is required to make monthly payments of principal and interest in the amount of $741,999 at a fixed rate of 9% per annum based on a 20-year amortization term. Payments commenced on August 1, 1995 and continue until maturity on June 2, 2000, at which time the entire outstanding principal balance is due. The New Mortgage may be prepaid in whole or in part at any time prior to June 2, 1998 in connection with a sale or refinancing of one or more of the Hotels without paying a prepayment premium. Subsequent to June 2, 1998, prepayment of the New Mortgage will be subject to a prepayment premium as set forth in the New Mortgage agreement.

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage. In addition to an initial deposit of $1.25 million, the Partnership agreed to direct Marriott to forward rent from operating profit generated by the Hotels ("Rent"), subsequent to the Effective Date, to an escrow account (the "Loan Reserve") maintained by Equitable's escrow agent. As of June 30, 1996, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott's request for additional funds for FF&E or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

At June 30, 1996, the Partnership's real estate, at cost, was $141,867,746, compared to $138,969,183 at December 31, 1995. The increase is due to improvements completed at all of the Hotels, including room renovations at the Tan-Tar-A and St. Louis Hotels.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At June 30, 1996, the Partnership had cash and cash equivalents of $1,628,204, compared to $1,004,565 at December 31, 1995. The increase is primarily due to net cash provided by operating activities exceeding cash used for financing activities, largely due to the accrual of the June debt service interest payment.

A reserve account for each of the Properties has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as furniture, fixtures and equipment ("FF&E") upgrades. For the Los Angeles Hotel, the St. Louis Hotel and Tan-Tar-A Hotel, the reserve is maintained on behalf of the Partnership at each Property and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable totaled $2,955,142 at June 30, 1996, compared to $3,478,655 at December 31, 1995. The decrease in 1996 is attributable to expenditures exceeding contributions to the reserve. The reserve for the Nashville Hotel, which totaled $1,122,445 at June 30, 1996, compared to $825,437 at December 31, 1995, is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. The increase in 1996 is attributable to contributions to the reserve exceeding expenditures. Rent receivable was $1,052,284 at June 30, 1996, compared to $684,266 at December 31, 1995. The increase is due to the timing of payments.

At June 30, 1996, Mortgage loans interest payable was $607,943, compared to $0 at December 31, 1995. The increase is due to the accrual of interest payable resulting from a difference in the timing of interest payments.

Prior to 1994, distributions were paid on a quarterly basis from Net Cash Flow to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions commencing with the fourth quarter distribution in 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions will remain suspended until, at a minimum, certain requirements are met under the terms of the New Mortgage. In addition to the Loan Reserve requirement, the Partnership is also required, among other things, to receive rents from the Hotels equal to, at a minimum, 110% of debt service for the previous consecutive 12 months before cash distributions can be resumed. Since a significant portion of the Partnership's cash reserves were depleted to cover costs associated with the refinancing and establishing the Loan Reserve, the General Partner intends to utilize a portion of future cash flow generated in excess of debt service requirements to replenish the Partnership's working capital reserves. Once the Partnership's debt service coverage requirements are met and the working capital reserves are replenished, the General Partner will be in a position to evaluate the Partnership's cash flow from operations, along with its future cash requirements, to determine if cash distributions may be resumed at such time. It is expected that future distributions, if any, would be reinstated on an annual basis rather than the previous quarterly schedule.

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

Results of Operations

For the six-month period ended June 30, 1996, net cash generated by operating activities was $1,273,509, compared with $82,422 for the corresponding period in 1995. The increase primarily is due to the change from net loss in 1995 to net income in 1996, as well as an increase in accrued interest payable resulting from a difference in the timing of interest payments between the two periods. The Partnership generated net income of $200,677 and $242,757 for the three- and six- month periods ended June 30, 1996, respectively, compared to net losses of $299,536 and $1,174,652, respectively, for the corresponding periods in 1995. The change from net loss to net income is due to an increase in rental income from improved Hotel operations and interest income, as well as a decrease in Partnership expenses. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had an adjusted net operating income of $557,049 for the three-month period ended June 30, 1996, compared with an adjusted net operating income of $123,647 for the three-month period ended June 30, 1995. For the six-month period ended June 30, 1996, the Partnership had an adjusted net operating income of $1,062,493, compared to an adjusted net operating loss of $23,654 for the six-month period ended
June 30, 1995.

Total Partnership income for the three- and six-month periods ended
June 30, 1996 was $3,848,712 and $7,494,961, respectively, compared to $3,834,165 and $7,166,200, respectively, for the three- and six-month periods ended June 30, 1995. The increase for the six-month period is due primarily to higher rents from operating profit earned at the Los Angeles and St. Louis Hotels. The increase for both periods is also due largely to higher rent from replacement escrow and higher interest income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, increased to $1,415,167 and $2,672,058 for the three- and six- month periods ended
June 30, 1996, respectively, from $1,365,229 and $2,517,602, respectively, for the three- and six- month periods ended June 30, 1995. The increases are due to an increase in gross revenues at the Hotels. Interest income totaled $96,220 and $192,817 for the three- and six-month periods ended June 30, 1996, respectively, compared to $94,064 and $180,845, respectively, for the three- and six-month periods ended June 30, 1995. The increases primarily are attributable to higher restricted cash balances in 1996.

Total Partnership expenses for the three- and six-month periods ended
June 30, 1996 were $3,648,035 and $7,252,204, respectively, compared to $4,133,701 and $8,340,852, respectively, for the three- and six-month periods ended June 30, 1995. The decreases are due primarily to lower interest expense, lower depreciation and amortization, lower general and administrative expenses, and the elimination of the asset management fees as a result of the termination of the Asset Management Agreement. Interest expense decreased to $1,826,815 and $3,662,479 for the three- and six-month periods ended
June 30, 1996, respectively, from $2,131,507 and $4,278,722, respectively, for the three- and six-month periods ended June 30, 1995, as a result of the New Mortgage which provides for principal amortization and bears a lower interest rate than the original mortgage loan, as well as the payment of the revolving credit loan and termination of the Asset Management Agreement pursuant to the refinancing. General and administrative expenses totaled $37,710 and $68,649, respectively, for the three- and six-month periods ended June 30, 1996, compared with $51,163 and $79,046, respectively, for the three- and six-month periods ended June 30, 1995. The decrease is due primarily to the 1995 payment of the Los Angeles Commercial Rent Tax, which was partially offset by higher accounting and Partnership administrative expenses being recognized in 1996.

The following summarizes the Hotels' performance for the period from January 1 to June 14 of the indicated years (i.e., the first six Marriott accounting periods):

                                               1996          1995   % Change
   Weighted Average Occupancy                 77.9%         76.7%        1.6
   Weighted Average Room Rate                $86.96        $83.52        4.1

   Total Hotel Sales                    $51,686,685   $49,002,118        5.5
   Hotel Operating Profit                $8,155,650   $ 7,142,370       14.2
   Rent Earned by the Partnership
   (for the six-month period ended
   June 30)                              $4,630,086    $4,467,753        3.6





Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended June 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     HOTEL PROPERTIES L.P.

                                     BY:  EHP/GP INC.
                                     General Partner


Date:  August 14, 1996               BY:  /s/ Jeffrey C. Carter
                                          ---------------------
                                          Director, President and
                                          Chief Financial Officer