Form 10-Q
period 1996-09-30
HOTEL PROPERTIES L P
filed 1996-11-14
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended September 30, 1996

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



Balance Sheets
                                               At September 30, At December 31,
                                                          1996            1995
Assets
Real estate, at cost:
  Land                                           $  22,569,415   $  22,569,415
  Buildings                                         72,576,984      72,561,033
  Furniture, fixtures and equipment                 47,185,863      43,838,735
                                                 -------------   -------------
                                                   142,332,262     138,969,183
Less accumulated depreciation                      (45,561,681)    (40,612,178)
                                                 -------------   -------------
                                                    96,770,581      98,357,005
Cash and cash equivalents                            3,357,161       1,004,565
Restricted cash                                      1,201,316         825,437
Restricted cash - loan reserve                       2,532,681       2,538,618
Due from hotel managers, net                           569,084         534,669
Replacement reserve receivable                       3,998,414       3,478,655
Rent receivable                                        769,157         684,266
Deferred charges - refinancing costs,
  net of accumulated amortization of
  $406,813 in 1996 and $162,725 in 1995              1,220,439       1,464,527
                                                 -------------   -------------
     Total Assets                                $ 110,418,833   $ 108,887,742
                                                 =============   =============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $      44,427   $      50,045
  Due to affiliates                                     17,044          18,462
  Mortgage loans payable                            80,653,868      81,714,517
  Mortgage loans interest payable                      604,904               0
  Refinancing fee payable                              412,500         412,500
  Deferred management fees                           4,187,505       4,187,505
  Deferred interest payable                          1,849,185       1,849,185
                                                 -------------   -------------
     Total Liabilities                              87,769,433      88,232,214
                                                 -------------   -------------
Partners' Capital:
  General Partner                                            0               0
  Limited Partners (3,464,700 limited partnership
  units authorized, issued and outstanding)         22,649,400      20,655,528
                                                 -------------   -------------
     Total Partners' Capital                        22,649,400      20,655,528
                                                 -------------   -------------
     Total Liabilities and Partners' Capital     $ 110,418,833   $ 108,887,742
                                                 =============   =============





Statement of Partners' Capital
For the nine months ended September 30, 1996

                                                Limited   General
                                               Partners   Partner         Total
Balance at December 31, 1995               $ 20,655,528      $  0  $ 20,655,528
Net income                                    1,993,872         0     1,993,872
                                           ------------      ----  ------------
Balance at September 30, 1996              $ 22,649,400      $  0  $ 22,649,400
                                           ============      ====  ============




Statements of Operations
                                    Three months ended       Nine months ended
                                        September 30,           September 30,
                                      1996        1995        1996        1995
Income
Rent:
  Operating profit             $ 3,632,750 $ 3,717,689 $ 8,262,836 $ 8,185,442
  Replacement escrow             1,586,659   1,548,735   4,258,717   4,066,337
Interest                            96,052      75,509     288,869     256,354
                               ----------- ----------- ----------- -----------
     Total Income                5,315,461   5,341,933  12,810,422  12,508,133
                               ----------- ----------- ----------- -----------
Expenses
Interest                         1,817,766   1,852,777   5,480,245   6,131,499
Depreciation and amortization    1,701,797   1,651,735   5,193,591   5,320,335
Asset management fee                     0           0           -     285,086
General and administrative          25,826      33,699      94,475     112,745
Professional fees                   18,957       6,466      48,239      35,864
                               ----------- ----------- ----------- -----------
     Total Expenses              3,564,346   3,544,677  10,816,550  11,885,529
                               ----------- ----------- ----------- -----------
     Net Income                $ 1,751,115 $ 1,797,256 $ 1,993,872 $   622,604
                               =========== =========== =========== ===========
Net Income Allocated:
To the General Partner         $         0 $    17,973 $         0 $     6,226
To the Limited Partners          1,751,115   1,779,283   1,993,872     616,378
                               ----------- ----------- ----------- -----------
                               $ 1,751,115 $ 1,797,256 $ 1,993,872 $   622,604
                               =========== =========== =========== ===========
Per limited partnership
unit (3,464,700 outstanding)          $.51        $.52        $.58        $.18
                               ----------- ----------- ----------- -----------


Statements of Cash Flows
For the nine months ended September 30,                       1996        1995

Cash Flows From Operating Activities:
Net income                                             $ 1,993,872 $   622,604
Adjustments to reconcile net income to net cash
provided by operating activities:
  Rental income from replacement escrow                 (4,258,717) (4,066,337)
  Depreciation and amortization                          5,193,591   5,320,335
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Due from hotel managers, net                           (34,415)    (25,296)
    Rent receivable                                        (84,891)   (290,972)
    Accounts payable and accrued expenses                   (5,618)    (19,964)
    Due to affiliates                                       (1,418)      3,615
    Mortgage loans interest payable                        604,904     616,662
    Deferred management fees                                     0     285,086
    Deferred interest payable                                    0     332,877
                                                       ----------- -----------
Net cash provided by operating activities                3,407,308   2,778,610
                                                       ----------- -----------
Cash Flows From Investing Activities:
Proceeds from restricted cash                              297,520     398,171
Proceeds from replacement reserve receivable             3,065,559   3,427,280
Additions to real estate, net                           (3,363,079) (3,825,451)
                                                       ----------- -----------
Net cash used for investing activities                           0           0
                                                       ----------- -----------
Cash Flows From Financing Activities:
Funding of loan reserve                                          0  (3,598,112)
Net interest from restricted cash - loan reserve             5,937           0
Deferred charges - refinancing costs                             0  (1,214,752)
Principal payments on mortgage loans payable            (1,060,649)   (747,883)
                                                       ----------- -----------
Net cash used for financing activities                  (1,054,712) (5,560,747)
                                                       ----------- -----------
Net increase (decrease) in cash and cash equivalents     2,352,596  (2,782,137)
Cash and cash equivalents, beginning of period           1,004,565   3,409,299
                                                       ----------- -----------
Cash and cash equivalents, end of period               $ 3,357,161 $   627,162
                                                       =========== ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $ 4,875,341 $ 5,181,960
                                                       ----------- -----------
Supplemental Disclosure of Noncash Financing Activities:
Loan refinancing costs of $641,870 were funded through accounts payable and refinancing fee payable in 1995.



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Promissory Note

On October 18, 1996, the Partnership entered into a loan agreement and executed a promissory note in an amount up to $1,100,000 (the "Note") with Marriott International Capital Corporation (the "Lender"). The purpose of such financing was to provide the Partnership with the required capital to implement certain upgrades to furniture, fixtures and equipment ("FF&E") and to make certain non-structural repairs and renovations (collectively, the "Renovations") at the St. Louis Hotel. The Lender will fund to the Partnership from time-to- time amounts necessary (up to the maximum amount of the Note) to complete the Renovations at the St. Louis Hotel.

The Partnership has directed Marriott Hotel Services, Inc., the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Note. The Note bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. Marriott Hotel Services, Inc. will fund all interest payments into the FF&E Replacement Reserve account prior to making any interest payments to the Lender. Consequently, the increased payment from the tenant will offset the interest as if this had been an interest-free loan.


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

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of September 30, 1996, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott's request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

At September 30, 1996, the Partnership's real estate, at cost, was $142,332,262, compared to $138,969,183 at December 31, 1995. The increase is due to improvements completed at all of the Hotels, including room renovations at the Tan-Tar-A and St. Louis Hotels.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At September 30, 1996, the Partnership had cash and cash equivalents of $3,357,161, compared to $1,004,565 at December 31, 1995. The increase is primarily due to net cash provided by operating activities exceeding cash used for financing activities, largely due to the accrual of the September 1996 debt service payment.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable increased from $3,478,655 at December 31, 1995 to $3,998,414 at September 30, 1996 due to contributions to the reserve exceeding expenditures. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash increased to $1,201,316 at September 30, 1996, compared to $825,437 at December 31, 1995 as a result of contributions to the reserve exceeding expenditures. Rent receivable increased from $684,266 at December 31, 1995 to $769,157 at September 30, 1996 due to the timing of payments.

On October 18, 1996, the Partnership entered into a loan agreement and executed a promissory note in an amount up to $1,100,000 (the "Note") with Marriott International Capital Corporation (the "Lender"). The purpose of such financing was to provide the Partnership with the required capital to implement certain upgrades to furniture, fixtures and equipment ("FF&E") and to make certain non-structural repairs and renovations (collectively, the "Renovations") at the St. Louis Hotel. The Lender will fund to the Partnership from time-to- time amounts necessary (up to the maximum amount of the Note) to complete the Renovations at the St. Louis Hotel.

The Partnership has directed Marriott Hotel Services, Inc., the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Note. The Note bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. Marriott Hotel Services, Inc. will fund all interest payments into the FF&E Replacement Reserve account prior to making any interest payments to the Lender. Consequently, the increased payment from the tenant will offset the interest as if this had been an interest-free loan.

At September 30, 1996, mortgage loans interest payable was $604,904, compared to $0 at December 31, 1995. The increase is due to a difference in the timing of interest payments.

Prior to 1994, cash distributions were paid on a quarterly basis from net cash flow provided by operating activities to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions in the fourth quarter of 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions will remain suspended until, at a minimum, certain requirements are met under the terms of the New Mortgage. In addition to the Loan Reserve requirement, the Partnership is also required, among other things, to receive rents from the Hotels equal to, at a minimum, 110% of debt service for the previous consecutive 12 months before cash distributions can be resumed. Since a significant portion of the Partnership's cash reserves were depleted to cover costs associated with the refinancing and establishing the Loan Reserve, the General Partner intends to utilize a portion of future cash flow generated in excess of debt service requirements to replenish the Partnership's working capital reserves. Once the Partnership's debt service coverage requirements are met and the working capital reserves are replenished, the General Partner will be in a position to evaluate the Partnership's cash flow from operations, along with its future cash requirements, to determine if cash distributions may be resumed at such time. It is expected that future distributions, if any, would be reinstated on an annual basis rather than the previous quarterly schedule.

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

Results of Operations

For the nine-month period ended September 30, 1996, net cash provided by operating activities was $3,407,308, compared with $2,778,610 for the corresponding period in 1995. The increase is primarily due to the increase in net income in 1996. For the three- and nine-month periods ended September 30, 1996, the Partnership generated net income of $1,751,115 and $1,993,872, respectively, compared with net income of $1,797,256 and $622,604 for the corresponding periods in 1995. The increase for the nine-month period is due to an increase in rental operating profit and interest income, as well as a decrease in total expenses. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $1,866,253 and $2,928,746 for the three- and nine-month periods ended September 30, 1996, respectively, compared with $1,900,256 and $1,876,602 for the corresponding periods in 1995.

Total income for the three- and nine-month periods ended September 30, 1996 was $5,315,461 and $12,810,422, respectively, compared with $5,341,933 and
$12,508,133 for the corresponding periods in 1995. The increase for the nine-month period is due to higher rents from operating profit earned at the St. Louis and Los Angeles Hotels, higher rent from replacement escrow and, to a lesser extent, higher interest income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, increased to $1,586,659 and $4,258,717 for the threeand nine-month periods ended September 30, 1996, respectively, compared to $1,548,735 and $4,066,337 for the corresponding periods in 1995. The increases are due to higher gross revenues at the St. Louis and Los Angeles Hotels. Interest income totaled $96,052 and $288,869 for the three- and nine-month periods ended September 30, 1996, respectively, compared to $75,509 and $256,354, respectively, for the corresponding periods in 1995. The increases are primarily attributable to higher loan reserve and restricted cash balances in 1996.

Total expenses for the three- and nine-month periods ended September 30, 1996 were $3,564,346 and $10,816,550, respectively, compared to $3,544,677 and
$11,885,529 for the corresponding periods in 1995. The decline for the nine-month period is due primarily to decreases in interest expense, depreciation and amortization, general and administrative expenses, and asset management fees. Asset management fees were eliminated as a result of the termination of the Asset Management Agreement. Interest expense decreased to $1,817,766 and $5,480,245, respectively, for the three- and nine-month periods ended September 30, 1996, compared to $1,852,777 and $6,131,499 for the corresponding periods in 1995. The decrease is due to the terms of the New Mortgage which requires principal amortization and a lower interest rate than the original mortgage loan. The decrease also is due to the consolidation of the previous revolving credit loans into the New Mortgage and termination of interest accruals on the unpaid fees due under the Asset Management Agreement. General and administrative expenses totaled $25,826 and $94,475, respectively, for the three- and nine-month periods ended September 30, 1996, compared with $33,699 and $112,745 for the corresponding periods in 1995. The decrease is due primarily to the 1995 payment of the Los Angeles Commercial Rent Tax, which was partially offset by higher Partnership accounting and administrative expenses being recognized in 1996.

The following table summarizes the Hotels' performance for the period from January 1 to September 6 of the indicated years (i.e., the first nine Marriott accounting periods):
                                        1996            1995       % Change
Weighted Average Occupancy             80.2%           78.7%            1.9
Weighted Average Room Rate           $ 88.68         $ 85.48            3.7

Total Hotel Sales               $ 82,078,485    $ 78,423,888            4.7
Hotel Operating Profit          $ 13,969,195    $ 12,757,670            9.5
Rent Earned by the Partnership
(for the nine-month period
ended September 30)              $ 8,262,836     $ 8,185,442            0.9


Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended September 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               HOTEL PROPERTIES L.P.

                               BY:  EHP/GP INC. General Partner



Date:  November 14, 1996
                               BY:  /s/ Jeffrey C. Carter
                                    Director, President and Chief
                                    Financial Officer