Form 10-K
period 1996-12-31
HOTEL PROPERTIES L P
filed 1997-03-28
CIK 822968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996
OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number:  0-16991


                        HOTEL PROPERTIES L.P.
                   -------------------------------
         Exact name of registrant as specified in its charter


          Delaware                                        13-3430078
---------------------------                  ----------------------------------
State or other jurisdiction                  I.R.S. Employer Identification No.
of incorporation or organization


ATTN:  Andre Anderson
3 World Financial Center,
29th Floor, New York, New York                               10285
--------------------------------------                      --------
Address of principal executive offices                      zip code


Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                ------------------------------------------------
                                 Title of Class


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X      No
                                                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   (x)

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

                                PART I

Item 1.  Business

(a) General Development of Business.

Hotel Properties L.P. (the "Partnership"), formerly EQ/Shearson Hotel Properties L.P. (see Item 10. "Certain Matters Involving Affiliates of EHP/GP Inc."), is a Delaware limited partnership formed on September 24, 1987 for the purpose of acquiring four hotel properties: the Los Angeles Airport Marriott Hotel, the St. Louis Airport Marriott Hotel, the Nashville Airport Marriott Hotel and Marriott's Tan-Tar-A Resort Hotel (collectively, the "Properties" or "Hotels"). The Partnership purchased the Properties on June 3, 1988 from The Equitable Life Assurance Society of the United States ("Equitable") for a total cost of $104,238,200. Each Property is subject to a separate operating lease with Marriott Hotel Services, Inc. (the "Hotel Manager"), a wholly-owned subsidiary of Marriott International Inc. EHP/GP Inc., formerly Shearson EHP/GP Inc. (See Item
10. "Certain Matters Involving Affiliates of EHP/GP Inc."), a Delaware corporation, is the general partner of the Partnership (the "General Partner") and is an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (See Item 10. "Certain Matters Involving Affiliates of EHP/GP Inc."). E.H.P. Depositary Corp. (the "Depositary") is the sole limited partner of the Partnership.

Additional information relating to the Partnership's general development of business is incorporated by reference to Note 1 "Organization" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.

(b) Financial Information about Industry Segments -   The Partnership's sole
    business is the ownership of the Properties. All of the Partnership's revenues relate solely to one industry segment.

(c) Narrative Description of Business. - Incorporated by reference to Note 1 "Organization," Note 2 "Significant Accounting Policies" and Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

Employees - The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner.

Competition - Incorporated by reference to the section entitled Property Update in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 2.  Properties

A description of the Properties is incorporated by reference to the Property Update section and Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14, and in Schedule III contained herein.

The Properties are subject to mortgage financing in the original principal amount of $80,438,000. On June 28, 1995, the Partnership refinanced and amended the $80,438,000 in mortgage loans and $2,531,417 revolving credit loans payable. Details of the refinancing are incorporated by reference to
Note 4 "Mortgage Loans Payable" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

On June 28, 1995, the Partnership terminated its June 3, 1988 Asset Management Agreement with Equitable Real Estate Investment Management, Inc. ("EREIM"). Details of the termination are incorporated by reference to
Note 8 "Asset Management Agreement" of the Notes to the Financial
Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as a exhibit under Item 14.

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which the Partnership is a party or to which any of its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the holders of Units (the "Unitholders") for a vote during the fourth quarter of the Partnership's past fiscal year.


                               PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Stockholder Matters

(a) Market Information - There is no established trading market for the Units.

(b) Number of Unitholders - The number of Unitholders as of
    December 31, 1996 was 2,379.

(c) Dividends - No distributions of Net Cash Flow (as defined in the Partnership Agreement) to Unitholders were paid by the Partnership during the years ended December 31, 1996 and 1995. A cash distribution in the amount of $0.40 per Unit was paid on February 14, 1997 from the Partnership's operations during the past year. The distribution was paid to Unitholders of record as of each month-end in 1996. It represents a one-time distribution of 1996 annual cash flow and does not indicate the reinstatement of regular cash distributions. The ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Hotel operations in excess of debt service and the adequacy of cash reserves which, going forward, will be evaluated on an annual basis.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended
December 31, 1996, filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
On June 28, 1995 (the "Effective Date"), the Partnership refinanced and amended its $80,438,000 mortgage loans payable and the $2,531,417 revolving credit loans payable (collectively, the "Loan") with The Equitable Life Assurance Society of the United States ("Equitable"), and terminated its Asset Management Agreement with Equitable Real Estate Investment Management, Inc. ("EREIM"). The Loan, which matured on June 2, 1995, was extended under the existing terms to the Effective Date. At closing, the Partnership made a $500,000 principal payment, and the Loan was consolidated into a new mortgage loan with Equitable totaling $82,469,417 (the "New Mortgage"). The New Mortgage is collateralized by four separate deeds of trust with respect to the Hotels and has a term of five years.

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

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of
December 31, 1996, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott's request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts.
In each case, Marriott is obligated to contribute a portion of such funds.

At December 31, 1996, the Partnership's real estate, at cost, was $144,106,502, compared to $138,969,183 at December 31, 1995. The increase is due to improvements completed at all of the Hotels, including room renovations at the Tan-Tar-A, St. Louis and Los Angeles Hotels.

The Partnership's cash balance is invested in an interest-bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At December 31, 1996, the Partnership had cash and cash equivalents of $3,590,188, compared to $1,004,565 at December 31, 1995. The increase is primarily due to net cash provided by operating activities exceeding cash used for financing activities, largely due to the timing of debt service payments.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable decreased from $3,478,655 at December 31, 1995 to $3,426,722 at December 31, 1996 due to
expenditures exceeding contributions to the reserve. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash increased to $1,297,810 at December 31, 1996, compared to $825,437 at December 31, 1995 as a result of contributions to the reserve exceeding expenditures. Rent receivable decreased from $684,266 at December 31, 1995 to $488,415 at December 31, 1996 due to the timing of payments. Accounts payable and accrued expenses increased from $66,045 at December 31, 1995 to $85,067 at December 31, 1996 due to the timing of payment of legal fees.

On October 18, 1996, the Partnership entered into a loan agreement and executed a promissory note in an amount up to $1,100,000 (the "Note") with Marriott International Capital Corporation (the "Lender"). The purpose of such financing was to provide the Partnership with the required capital to implement certain upgrades to furniture, fixtures and equipment and to make certain non-structural repairs and renovations (collectively, the "Renovations") at the St. Louis Hotel. The Lender will fund to the Partnership from time-to-time amounts necessary (up to the maximum amount of the Note) to complete the Renovations at the St. Louis Hotel. The Note is unsecured and non-recourse to the Partnership. There were no borrowings during 1996.

The Partnership has directed the Hotel Manager, the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Note. The Note bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. The Hotel Manager will fund all interest payments into the FF&E Replacement Reserve account from the Hotel Manager's own funds prior to making any interest payments to the Lender. Consequently, the payment from the tenant will offset the interest as if this were an interest-free loan to the Partnership.

At December 31, 1996, mortgage loans interest payable was $601,796, compared to $0 at December 31, 1995. The increase is due to a difference in the timing of interest payments.

Prior to 1994, cash distributions were paid on a quarterly basis from net cash flow provided by operating activities to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions in the fourth quarter of 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions remained suspended through 1996 in order for the Partnership to meet certain requirements under the terms of the New Mortgage. Due to the satisfaction of such requirements, and improved operations during 1996 at both the Partnership and Hotel levels, a cash distribution in the amount of $0.40 per Unit was paid to Limited Partners on February 14, 1997 from the Partnership's operations during the past year. The distribution was paid to Limited Partners of record as of each month-end in 1996. This represents a one-time distribution of 1996 annual cash flow and does not indicate the reinstatement of regular cash distributions. Future distributions will be evaluated on an annual basis and will be dependent upon the cash flow generated from Hotel operations in excess of debt service and the adequacy of cash reserves. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

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

On February 13, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
---------------------
1996 versus 1995
----------------
For the year ended December 31, 1996, net cash provided by operating activities was $4,056,348, compared with $2,603,536 for the year ended December 31, 1995. The increase is primarily due to the increase in net income in 1996. The Partnership generated net income of $1,922,133 for the year ended December 31, 1996, compared with net income of $274,859 for the year ended December 31, 1995. The increase is due to an increase in rental operating profit, replacement escrow and interest income, as well as a decrease in total expenses. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $3,283,994 for the year ended December 31, 1996, compared with $2,052,968 for the year ended December 31, 1995.

Total income for the year ended December 31, 1996 was $16,324,943, compared with $15,740,651 for the year ended December 31, 1995. The increase is due to higher rents from operating profit earned at the St. Louis and Los Angeles Hotels, higher rent from replacement escrow and, to a lesser extent, higher interest income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, increased to $5,557,759 for the year ended December 31, 1996, compared to $5,219,071 for the year ended December 31, 1995. The increase is due to higher gross revenues at the St. Louis and Los Angeles Hotels. Interest income totaled $416,202 for the year ended December 31, 1996, compared to $365,855 for the year ended December 31, 1995. The increase is primarily attributable to higher loan reserve and restricted cash balances in 1996.

Total expenses for the year ended December 31, 1996 were $14,402,810, compared to $15,465,792 for the year ended December 31, 1995. The decline is due primarily to decreases in interest expense, depreciation and amortization, general and administrative expenses, and asset management fees, which were partially offset by an increase in professional fees. Asset management fees were eliminated as a result of the termination of the Asset Management Agreement upon refinancing. Interest expense decreased to $7,288,757 for the year ended December 31, 1996, compared to $7,975,815 for the year ended December 31, 1995. The decrease is due to the terms of the New Mortgage which require principal amortization and a lower interest rate than the original mortgage loan. The decrease also is due to the consolidation of the previous revolving credit loans into the New Mortgage and termination of interest accruals on the unpaid fees due under the Asset Management Agreement. General and administrative expenses totaled $122,397 for the year ended December 31, 1996, compared with $148,466 for the year ended December 31, 1995. The decrease is due primarily to the 1995 payment of the Los Angeles Commercial Rent Tax, which was partially offset by higher Partnership accounting and administrative expenses being recognized in 1996. Professional fees totaled $72,036 for the year ended
December 31, 1996, compared to $55,803 for the year ended
December 31, 1995. The increase is due primarily to engineering consulting services associated with the room renovations at the St. Louis Hotel.

The following table summarizes the Hotels' performance for the period from January 1 to December 31 of the indicated years:

                                             1996              1995    % Change
Weighted Average Occupancy                  78.3%             76.7%       2.1%
Weighted Average Room Rate                 $87.99            $85.19       3.3

Total Hotel Sales                    $118,131,587      $110,709,040       6.7
Hotel Operating Profit                $18,785,538       $17,144,830       9.6
Rent Earned by the Partnership        $10,350,982       $10,155,725       1.9

1995 versus 1994
----------------
For the year ended December 31, 1995, net cash generated by operating activities was $2,603,536, compared with $2,349,437 for the year ended December 31, 1994. This change was due to an increase in net income earned by the Partnership in 1995. The Partnership generated net income of $274,859 for the year ended December 31, 1995, compared to a net loss of $1,099,424 for the year ended December 31, 1994. The change from net loss to net income was due to an increase in rental income from improved Hotel operations and interest income, as well as a decrease in interest expense, depreciation and amortization, and asset management fees. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from FF&E replacement escrow, the Partnership had an adjusted net operating income of $2,052,968 for the year ended December 31, 1995 compared to $907,492 for the year ended December 31, 1994.

Total Partnership income was $15,740,651 for the year ended December 31, 1995 compared to $15,110,158 for the year ended December 31, 1994. The increase was due primarily to higher rents from operating profit earned at the Nashville Hotel. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, increased to $5,219,071 for the year ended December 31, 1995 from $5,021,649 for the year ended December 31, 1994. The increase was due to an increase in gross revenues at the Hotels. Interest income totaled $365,855 for the year ended
December 31, 1995 compared to $227,886 for the year ended December 31, 1994. The increase was attributable to higher average operating cash and restricted cash balances in 1995, and an increase in interest rates during 1994 and 1995.

Total Partnership expenses for the year ended December 31, 1995 were $15,465,792 compared to $16,209,582 for the year ended December 31, 1994. The decrease was due primarily to lower interest expense, lower depreciation and amortization, and lower asset management fees as a result of the termination of the Asset Management Agreement, which were partially offset by higher general and administrative expenses. Interest expense decreased to $7,975,815 for the year ended December 31, 1995, from $8,403,606 for the year ended December 31, 1994 as a result of the New Mortgage which bears a lower interest rate than the original mortgage loan, as well as the payment of the revolving credit loan and termination of the Asset Management Agreement pursuant to the refinancing. The asset management fee declined to $288,528 for the year ended December 31, 1995, from $640,941 for the year ended December 31, 1994, due to the termination of the Asset Management Agreement. General and administrative expenses totaled $148,466 for the year ended December 31, 1995, compared with $79,812 for the year ended December 31, 1994. The increase was due primarily to the payment during 1995 of the Los Angeles Commercial Rent Tax.

The following summarizes the Hotels' performance for the period from January 1 to December 31 of the indicated years:

                                             1995              1994    % Change
Weighted Average Occupancy                  76.7%             73.5%       4.4%
Weighted Average Room Rate                 $85.19            $83.71       1.8

Total Hotel Sales                    $110,709,040      $106,341,336       4.1
Hotel Operating Profit                $17,144,830       $14,385,434      19.2
Rent Earned by the Partnership        $10,155,725       $ 9,860,623       3.0


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Financial Information section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14, and Schedule III.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business.

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The directors and principal executive officers of the General Partner of the Partnership as of December 31, 1996 were as follows:

     Name                          Office

     Jeffrey C. Carter             President, Director and Chief Financial
                                   Officer
     Rocco F. Andriola             Director and Vice President
     Regina Hertl                  Vice President
     Michael Marron                Vice President

There is no family relationship among any of the foregoing directors or officers. The business experience of each of the directors and officers of the General Partner is as follows:

Jeffrey C. Carter, 51, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Regina M. Hertl, 38, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Michael Marron, 33, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Certain Matters Involving Affiliates of EHP/GP Inc.
---------------------------------------------------
On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman"). The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the name of the Partnership was changed to Hotel Properties L.P., and the Shearson EHP/GP Inc. general partner changed its name to EHP/GP Inc. to delete any reference to "Shearson."


Item 11.  Executive Compensation

The Partnership has no directors or officers. Its affairs are managed by EHP/GP Inc., its General Partner.

The General Partner is entitled to receive a share of income, profits or losses, sale proceeds and cash distributions generated by the Partnership, as described in Note 7 "Partnership Agreement" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units.

(b) Security ownership of management. Under the terms of the limited partnership agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns the equivalent of 100 Units. None of the General Partner's officers own Units in the Partnership.

(c)   Changes in control.  None


Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Management and Others. Incorporated by reference to Notes 4, 5, 6, 7 and 8 of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

(b) Certain Business Relationships. There have been no business transactions between any of the Directors and the Partnership.

(c) Indebtedness of Management. No management person is indebted in any amount to the Partnership.

(d) Transactions with Promoters. Certain officers and directors of the General Partner are employees of Lehman Brothers Inc. As described in Note 6 of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14, Lehman Brothers Inc. and its affiliates earned and/or were reimbursed a total of $6,094,751 during 1988 in connection with the syndication, acquisition and administration of the Partnership.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements:

        Report of Independent Accountants (1)

        Balance Sheets - At December 31, 1996 and 1995 (1)

        Statements of Operations - For the years ended
         December 31, 1996, 1995 and 1994 (1)

        Statements of Partners' Capital - For the years ended
         December 31, 1996, 1995 and 1994 (1)

        Statements of Cash Flows - For the years ended
         December 31, 1996, 1995 and 1994 (1)

        Notes to the Financial Statements (1)

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

(a)(2)  Financial Statement Schedules:  Independent Accountant's Report on
        Schedule III - Real Estate and Accumulated Depreciation.

(a)(3)  Exhibits.

3.1 Form of Agreement of Limited Partnership of the Registrant (filed as Exhibit A to Prospectus) - incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-17557.*

4.1 Prospectus dated November 12, 1987, contained in Amendment No. 1 to Registration Statement No. 33-17557.*

10.1 Form of Depositary Agreement between the Registrant and E.H.P. Depositary Corp., as Depositary - incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-17557.*

10.2 Form of Purchase Agreement concerning the acquisition of the Properties - incorporated by reference to Exhibit 10.4 to Registration Statement No. 33-17557.*

10.3 Form of Deed of Trust, Security Agreement and Fixture Financing Statement (filed as Exhibit C-2 to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-17557.*

10.4 Form of Loan Agreement (filed as Exhibit U-2 to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.6 to Registration Statement No. 33-17557.*

10.5 Form of EREIM Agreement between Registrant and Equitable Real Estate Investment Management, Inc. (filed as Exhibit T to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-17557.*

10.6 Indemnification Agreement - incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-17557.*

10.7  Form of Purchase Money Promissory Note (filed as Exhibit C-1 to Exhibit
      10.2 above) - incorporated by reference to Exhibit 10.11 to Registration Statement No. 33-17557.*

10.8 Leases between The Equitable Life Assurance Society of the United States (the "Equitable") and The Marriott Corporation (filed as Exhibit E to
      Exhibit 10.2 above) - incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-17557.*

10.9  Form of Assignment and Assumption of Leases (filed as Exhibit Q to
      Exhibit 10.2 above) - incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-17557.*

10.10 Form of Lease between Equitable and Registrant with respect to the Los Angeles Airport Marriott Hotel (filed as Exhibit R to Exhibit 10.2 above)
      - incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-17557.*

10.11 Form of Lease between Equitable and Registrant with respect to the St. Louis Airport Marriott Hotel (filed as Exhibit S to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-17557.*

10.12 Form of Revolving Credit Note (filed as Exhibit U-1 to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-17557.*

10.13 Mortgage Loan Refinancing Agreements - incorporated by reference to
      Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1995.*

13.1  Annual Report to Unitholders for the year ended December 31, 1996.

27    Financial Data Schedule
________________________
* Previously filed

b.  Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of the calendar year
1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HOTEL PROPERTIES L.P.

                         BY:  EHP/GP Inc.
                              General Partner





Date:  March 27, 1997
                              BY:       s/Jeffrey C. Carter/
                              Name:     Jeffrey C. Carter
                              Title:    President, Director and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              EHP/GP Inc.
                              General Partner





Date:  March 27, 1997
                              BY:       s/Jeffrey C. Carter/
                              Name:     Jeffrey C. Carter
                              Title:    President, Director and
                                        Chief Financial Officer


Date:  March 27, 1997
                              BY:       s/Rocco F. Andriola/
                              Name:     Rocco F. Andriola
                              Title:    Director and Vice President




Date:  March 27, 1997
                              BY:       s/Regina Hertl/
                              Name:     Regina Hertl
                              Title:    Vice President



Date:  March 27, 1997
                              BY:       s/Michael Marron/
                              Name:     Michael Marron
                              Title:    Vice President