Form 10-Q
period 1997-03-31
HOTEL PROPERTIES L P
filed 1997-05-15
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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



Balance Sheets
                                              At March 31,    At December 31,
                                                     1997               1996
Assets
Real estate, at cost:
  Land                                      $  22,569,415      $  22,569,415
  Buildings                                    73,044,857         72,645,014
  Furniture, fixtures and equipment            52,291,238         48,892,073
                                            -------------      -------------
                                              147,905,510        144,106,502
  Less accumulated depreciation               (48,947,325)       (47,206,347)
                                            -------------      -------------
                                               98,958,185         96,900,155

  Cash and cash equivalents                     1,676,123          3,590,188
  Restricted cash                               1,318,975          1,297,810
  Restricted cash - loan reserve                2,533,302          2,534,317
  Due from hotel managers, net                    604,269            577,522
  Replacement reserve receivable                1,904,300          3,426,722
  Rent receivable                               1,254,149            488,415
  Deferred charges - refinancing costs
   net of accumulated amortization of
   $569,538 in 1997 and $488,176 in 1996        1,057,714          1,139,076
                                            -------------      -------------
     Total Assets                           $ 109,307,017      $ 109,954,205
                                            =============      =============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses     $     230,751      $      85,067
  Due to affiliates                                11,700              1,000
  Mortgage loans payable                       79,815,721         80,239,491
  Mortgage loans interest payable                 598,618            601,796
  Promissory note payable                       1,043,911                  0
  Refinancing fee payable                         412,500            412,500
  Distributions payable                                 0          1,399,879
  Deferred management fees payable              4,187,505          4,187,505
  Deferred interest payable                     1,849,185          1,849,185
                                            -------------      -------------
     Total Liabilities                         88,149,891         88,776,423
                                            -------------      -------------
Partners' Capital:
  General Partner                                       0                  0
  Limited Partners (3,464,700 limited
  partnership units authorized, issued
  and outstanding)                             21,157,126         21,177,782
                                            -------------      -------------
     Total Partners' Capital                   21,157,126         21,177,782
                                            -------------      -------------
Total Liabilities and Partners' Capital     $ 109,307,017      $ 109,954,205
                                            =============      =============




Statement of Partners' Capital
For the three months ended March 31, 1997
                                           Limited    General
                                          Partners    Partner            Total
Balance at December 31, 1996          $ 21,177,782        $ 0     $ 21,177,782
Net loss                                   (20,656)         0          (20,656)
                                      ------------        ---     ------------
Balance at March 31, 1997             $ 21,157,126        $ 0     $ 21,157,126
                                      ============        ===     ============



Statements of Operations
For the three months ended March 31,                    1997             1996

Income
Rent:
  Operating profit                               $ 2,302,655      $ 2,292,761
  Replacement escrow                               1,253,840        1,256,891
Interest and other                                   118,704           96,597
                                                 -----------      -----------
     Total Income                                  3,675,199        3,646,249
                                                 ===========      ===========
Expenses
Interest                                           1,799,048        1,835,664
Depreciation and amortization                      1,822,340        1,720,255
General and administrative                            64,374           30,939
Professional fees                                     10,093           17,311
                                                 -----------      -----------
     Total Expenses                                3,695,855        3,604,169
                                                 -----------      -----------
     Net Income (Loss)                           $   (20,656)     $    42,080
                                                 ===========      ===========
Net Income (Loss) Allocated:
To the General Partner                           $         0      $         0

To the Limited Partners                              (20,656)          42,080
                                                 -----------      -----------
                                                 $   (20,656)     $    42,080
                                                 ===========      ===========
Per limited partnership unit
(3,464,700 outstanding)                               $ (.01)           $ .01
                                                 -----------      -----------


Statements of Cash Flows
For the three months ended March 31,                    1997             1996

Cash Flows From Operating Activities:
Net Loss                                         $   (20,656)     $    42,080
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Rental income from replacement escrow           (1,253,840)      (1,256,891)
  Depreciation and amortization                    1,822,340        1,720,255
  Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Due from hotel managers, net                   (26,747)          (9,005)
      Rent receivable                               (765,734)        (305,115)
      Accounts payable and accrued expenses          145,684           (5,965)
      Due to affiliates                               10,700           (2,462)
      Mortgage loans interest payable                 (3,178)         610,915

Net cash provided by (used for)                  -----------      -----------
operating activities                                 (91,431)         793,812
                                                 -----------      -----------
Cash Flows From Investing Activities:
Proceeds from restricted cash                        223,431           41,336
Proceeds from replacement reserve receivable       3,575,577        1,085,847
Additions to real estate                          (3,799,008)      (1,127,183)
                                                 -----------      -----------
Net cash used for investing activities                     0                0
                                                 -----------      -----------
Cash Flows From Financing Activities:
Net interest from restricted cash - loan reserve       1,015            4,383
Principal payments on mortgage loans payable        (423,770)        (259,248)
Distributions                                     (1,399,879)               0
                                                 -----------      -----------
Net cash used for financing activities            (1,822,634)        (254,865)
                                                 -----------      -----------
Net increase (decrease) in cash and
cash equivalents                                  (1,914,065)         538,947
Cash and cash equivalents, beginning of period     3,590,188        1,004,565
                                                 -----------      -----------
Cash and cash equivalents, end of period         $ 1,676,123      $ 1,543,512
                                                 ===========      ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $ 1,802,226      $ 1,224,749
                                                 -----------      -----------
Supplemental Disclosure of Non-Cash Financing Activities:
In 1997, the Partnership borrowed $1,100,000 under the Promissory note payable and funded the replacement reserve to make certain non-structural repairs and renovations at the St. Louis Hotel. During 1997, the Partnership made promissory note principal payments from the replacement reserve totaling $56,089.



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On June 28, 1995, the Partnership refinanced and amended its $80,438,000 mortgage loans payable and the $2,531,417 revolving credit loans payable (collectively, the "Loan") with The Equitable Life Assurance Society of the United States ("Equitable"), and terminated its Asset Management Agreement with Equitable Real Estate Investment Management, Inc. ("EREIM"). The Loan was consolidated into a new mortgage loan with Equitable totaling $82,469,417 (the "New Mortgage"). The New Mortgage is collateralized by four separate deeds of trust with respect to the Hotels and has a term of five years.

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of March 31, 1997, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott Hotel Services, Inc.'s ("Marriott" or the "Hotel Manager") request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

At March 31, 1997, the Partnership's real estate, at cost, was $147,905,510, compared to $144,106,502 at December 31, 1996. The increase is due to improvements completed at all of the Hotels, including room renovations at the St. Louis and Los Angeles Hotels.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At March 31, 1997, the Partnership had cash and cash equivalents of $1,676,123, compared to $3,590,188 at December 31, 1996. The decrease is due to cash used for operating and financing activities, primarily due to the distribution paid to limited partners on February 14, 1997 and the timing of debt service payments.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable decreased from $3,426,722 at December 31, 1996 to $1,904,300 at March 31, 1997 due to expenditures exceeding contributions to the reserve. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash increased to $1,318,975 at March 31, 1997, compared to $1,297,810 at December 31, 1996 as a result of contributions to the reserve exceeding expenditures. Rent receivable increased to $1,254,149 at March 31, 1997, compared to $488,415 at December 31, 1996 due to the timing of receipt of payments. Accounts payable and accrued expenses increased to $230,751 at March 31, 1997, compared to $85,067 at December 31, 1996 due to the receipt by the Partnership of a real estate tax refund from the County of Los Angeles for the 1994 and 1995 tax years. The refund will be paid to the Hotel Manager.

On October 18, 1996, the Partnership entered into a loan agreement and executed a promissory note in an amount up to $1,100,000 (the "Line of Credit") with Marriott International Capital Corporation (the "Lender"). The purpose of such financing was to provide the Partnership with the required capital to implement certain upgrades to furniture, fixtures and equipment and to make certain non-structural repairs and renovations (collectively, the "Renovations") at the St. Louis Hotel. The Lender will fund to the Partnership from time-to-time amounts necessary (up to the maximum amount of the Line of Credit) to complete the Renovations at the St. Louis Hotel. The Line of Credit is unsecured and non-recourse to the Partnership. During the first quarter of 1997, the Partnership borrowed $1,100,000 under the Line of Credit and funded the replacement reserve to make the Renovations.

The Partnership has directed the Hotel Manager, the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Line of Credit. The Line of Credit bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. The Hotel Manager will fund all interest payments into the FF&E Replacement Reserve account from the Hotel Manager's own funds prior to making any interest payments to the Lender. Consequently, the payment from the tenant will offset the interest as if this were an interestfree loan to the Partnership. The Partnership made principal payments on the Line of Credit from the replacement reserve totaling $56,089 to date during 1997.

Prior to 1994, cash distributions were paid on a quarterly basis from net cash flow provided by operating activities to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions in the fourth quarter of 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions remained suspended through 1996 in order for the Partnership to meet certain requirements under the terms of the New Mortgage. Due to the satisfaction of such requirements, and improved operations during 1996 at both the Partnership and Hotel levels, a cash distribution in the amount of $0.40 per Unit was paid to Limited Partners on February 14, 1997 from the Partnership's operations during the past year. The distribution was paid to Limited Partners of record as of each month-end in 1996. This represented a one-time distribution of 1996 annual cash flow and did not indicate the reinstatement of regular cash distributions. Future distributions will be evaluated on an annual basis and will be dependent upon the cash flow generated from Hotel operations in excess of debt service and the adequacy of cash reserves. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

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

Results of Operations

The Partnership generated a net loss of $20,656 for the three- month period ended March 31, 1997, compared with net income of $42,080 for the three-month period ended March 31, 1996. The decrease is due to a slight increase in total expenses, which was partially offset by an increase in rental operating profit and interest and other income. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $547,844 for the three-month period ended March 31, 1997, compared with $505,444 for the three-month period ended March 31, 1996.

Total income for the three-month period ended March 31, 1997 was $3,675,199, compared with $3,646,249 for the three-month period ended March 31, 1996. The slight increase is due to higher rents from operating profit earned at the St. Louis and Los Angeles Hotels and higher interest and other income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, was $1,253,840 for the three-month period ended March 31, 1997, largely unchanged from $1,256,891 for the same period in 1996. Interest and other income totaled $118,704 for the three-month period ended March 31, 1997, compared to $96,597 for the three-month period ended March 31, 1996. The increase is primarily attributable to higher operating and restricted cash balances during the 1997 period.

Total expenses for the three-month period ended March 31, 1997 were $3,695,855, compared with $3,604,169 for the three-month period ended March 31, 1996. The increase is due primarily to increases in depreciation and amortization and general and administrative expenses, which were partially offset by decreases in interest expense and professional fees. General and administrative expenses for the three-month period ended March 31, 1997 were $64,374, compared to $30,939 for the same period in 1996. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. The increase is also due to the 1997 payment of the Los Angeles Commercial Rent Tax for 1996. Interest expense decreased to $1,799,048 for the three- month period ended March 31, 1997, compared to $1,835,664 for the three-month period ended March 31, 1996. The decrease is due to the scheduled amortization of the New Mortgage. Professional fees totaled $10,093 for the three-month period ended March 31, 1997, compared to $17,311 for the three-month period ended March 31, 1996. The decrease is due primarily to lower audit and legal accruals for 1997.

The following table summarizes the Hotels' performance for the period from January 1 to March 22 of the indicated years (i.e., the first three Marriott accounting periods):

                                           1997            1996    % Change
Weighted Average Occupancy                76.5%           75.9%         0.8
Weighted Average Room Rate              $ 92.76         $ 83.96        10.5
Total Hotel Sales                  $ 25,877,428    $ 24,049,542         7.6
Hotel Operating Profit                3,820,523       3,196,786        19.5
Rent Earned by the
 Partnership                          2,302,655       2,292,761         0.4



Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27)    Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended March 31,1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                HOTEL PROPERTIES L.P.

                                BY:  EHP/GP INC.
                                     General Partner


Date:  May 14, 1997
                                BY:   /s/ Jeffrey C. Carter
                                      ---------------------
                                      Director, President
                                      and Chief Financial Officer