Form 10-Q
period 1997-06-30
HOTEL PROPERTIES L P
filed 1997-08-14
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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



Balance Sheets At
                                                     June 30,  At December 31,
                                                        1997             1996

Assets
Real estate, at cost:
  Land                                         $           0    $  22,569,415
  Buildings                                                0       72,645,014
  Furniture, fixtures and equipment                        0       48,892,073
                                               -------------    -------------
                                                           0      144,106,502
Less accumulated depreciation                              0      (47,206,347)
                                               -------------    -------------
                                                           0       96,900,155
Real estate held for disposition                 100,000,975                0

Cash and cash equivalents                          1,912,305        3,590,188
Restricted cash                                      828,578        1,297,810
Restricted cash - loan reserve                     2,534,971        2,534,317
Due from hotel managers, net                         610,484          577,522
Replacement reserve receivable                     1,249,652        3,426,722
Rent receivable                                    1,204,217          488,415
Deferred charges - refinancing costs,
 net of accumulated amortization of $650,901
 in 1997 and $488,176 in 1996                        976,351        1,139,076
                                               -------------    -------------
    Total Assets                               $ 109,317,533    $ 109,954,205
                                               =============    =============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $     247,148    $      85,067
  Due to affiliates                                   14,246            1,000
  Mortgage loans payable                          79,382,345       80,239,491
  Mortgage loans interest payable                    595,368          601,796
  Promissory note payable                            878,494                0
  Refinancing fee payable                            412,500          412,500
  Distributions payable                                    0        1,399,879
  Deferred management fees                         4,187,505        4,187,505
  Deferred interest payable                        1,849,185        1,849,185
                                               -------------    -------------
  Total Liabilities                               87,566,791       88,776,423
                                               -------------    -------------
Partners' Capital:
  General Partner                                          0                0
  Limited Partners (3,464,700 limited partnership
  units authorized, issued and outstanding)       21,750,742       21,177,782
                                               -------------    -------------
  Total Partners' Capital                         21,750,742       21,177,782
                                               -------------    -------------
  Total Liabilities and Partners' Capital      $ 109,317,533    $ 109,954,205
                                               =============    =============


Statement of Partners' Capital
For the six months ended June 30, 1997

                                       Limited     General
                                      Partners     Partner               Total
Balance at December 31, 1996      $ 21,177,782        $  0        $ 21,177,782
Net income                             572,960           0             572,960
                                  ------------        ----        ------------
Balance at June 30, 1997          $ 21,750,742        $  0        $ 21,750,742
                                  ============        ====        ============


Statements of Operations
                        Three months ended June 30,  Six months ended June 30,
                                  1997         1996          1997         1996
Income
Rent:
  Operating profit         $ 2,720,759  $ 2,337,325   $ 5,023,414  $ 4,630,086
  Replacement escrow         1,504,897    1,415,167     2,758,737    2,672,058
Interest and other             103,567       96,220       222,271      192,817
                           -----------  -----------   -----------  -----------
   Total Income              4,329,223    3,848,712     8,004,422    7,494,961
                           -----------  -----------   -----------  -----------
Expenses
Interest                     1,789,369    1,826,815     3,588,417    3,662,479
Depreciation and
 amortization                1,865,499    1,771,539     3,687,839    3,491,794
General and administrative      50,989       37,710       115,363       68,649
Professional fees               29,750       11,971        39,843       29,282
                           -----------  -----------   -----------  -----------
   Total Expenses            3,735,607    3,648,035     7,431,462    7,252,204
                           -----------  -----------   -----------  -----------
   Net Income              $   593,616  $   200,677   $   572,960  $   242,757
                           ===========  ===========   ===========  ===========
Net Income Allocated:
To the General Partner     $         0  $         0   $         0  $         0
To the Limited Partners        593,616      200,677       572,960      242,757
                           -----------  -----------   -----------  -----------
                           $   593,616  $   200,677   $   572,960  $   242,757
                           ===========  ===========   ===========  ===========
Per limited partnership unit
(3,464,700 outstanding)           $.17         $.06          $.17         $.07
                                  ----         ----          ----         ----


Statements of Cash Flows
For the six months ended June 30,                        1997            1996

Cash Flows From Operating Activities:
Net income                                       $    572,960    $    242,757
Adjustments to reconcile net income to net cash
provided by operating activities:
  Rental income from replacement escrow            (2,758,737)     (2,672,058)
  Depreciation                                      3,525,114       3,329,069
  Amortization                                        162,725         162,725
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Due from hotel managers, net                      (32,962)        (14,488)
    Rent receivable                                  (715,802)       (368,018)
    Accounts payable and accrued expenses             162,081         (12,469)
    Due to affiliates                                  13,246          (1,952)
    Mortgage loans interest payable                    (6,428)        607,943
                                                 ------------    ------------
Net cash provided by operating activities             922,197       1,273,509
                                                 ------------    ------------
Cash Flows From Investing Activities:
Proceeds from restricted cash                         979,870         112,387
Proceeds from replacement reserve receivable        5,303,663       2,786,176
Additions to real estate, net                      (6,625,934)     (2,898,563)
                                                 ------------    ------------
Net cash used for investing activities               (342,401)              0
                                                 ------------    ------------
Cash Flows From Financing Activities:
Net interest from restricted cash - loan reserve         (654)          5,588
Principal payments on mortgage loans payable         (857,146)       (655,458)
Distributions                                      (1,399,879)              0
                                                 ------------    ------------
Net cash used for financing activities             (2,257,679)       (649,870)
                                                 ------------    ------------
Net increase (decrease) in cash and
 cash equivalents                                  (1,677,883)        623,639
 Cash and cash equivalents, beginning of period     3,590,188       1,004,565
                                                 ------------    ------------
Cash and cash equivalents, end of period         $  1,912,305    $  1,628,204
                                                 ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $  3,594,845    $  3,054,536
                                                 ------------    ------------
Supplemental Disclosure of Non-Cash Financing Activities:
In 1997, the Partnership borrowed $1,100,000 under the Promissory note payable and funded the replacement reserve to make certain non-structural repairs and renovations at the St. Louis Hotel. During 1997, the Partnership made promissory note principal payments from the replacement reserve totaling $221,506.


Notes to the Financial Statements
The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital for the six months ended June 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Real estate held for disposition
On June 30, 1997, the Partnership began the process of marketing the Los Angeles Airport Marriott Hotel, the St. Louis Airport Marriott Hotel, the Nashville Airport Marriott Hotel, and the Marriott's Tan- Tar-A Resort Hotel (collectively, "the Properties") and accordingly reclassified the Properties as "Real estate held for disposition" at their net book value.



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

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of June 30, 1997, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott Hotel Services, Inc.'s ("Marriott" or the "Hotel Manager") request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

After considering a number of factors, including the recently improved operating performance of the Hotels, the improving hospitality industry nationwide and the significantly strengthened market for the acquisition of full-service hotel properties, the General Partner has decided to begin marketing the Hotels for sale. The Partnership has retained Eastdil Realty Company, a nationally-recognized real estate firm, to assist with the marketing efforts. The goal is to maximize the selling price of the Hotels and ultimately dissolve the Partnership and distribute the net sales proceeds to limited partners in accordance with the terms of the Partnership Agreement. There can be no assurance that the Partnership's marketing efforts will result in a sale of the Hotels, or that a sale, if completed, will result in any particular level of net sales proceeds.

In view of the anticipated sale of the Hotels, the Partnership's real estate has been recorded at cost, less accumulated depreciation and amortization at June 30, 1997 on the Partnership's Balance Sheet as "Real estate held for disposition." Real estate held for disposition at June 30, 1997 was $100,000,975.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At June 30, 1997, the Partnership had cash and cash equivalents of $1,912,305, compared to $3,590,188 at December 31, 1996. The decrease is due to cash used for operating and financing activities, primarily due to the distribution paid to limited partners on February 14, 1997 and the timing of debt service payments.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable decreased from $3,426,722 at December 31, 1996 to $1,249,652 at June 30, 1997 due to expenditures exceeding contributions to the reserve. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash decreased to $828,578 at June 30, 1997, compared to $1,297,810 at December 31, 1996 as a result of expenditures exceeding contributions to the reserve. Rent receivable increased to $1,204,217 at June 30, 1997, compared to $488,415 at December 31, 1996 due to the timing of receipt of payments. Accounts payable and accrued expenses increased to $247,148 at June 30, 1997, compared to $85,067 at December 31, 1996 due to the receipt by the Partnership of a real estate tax refund from the County of Los Angeles for the 1994 and 1995 tax years. The refund will be paid to the Hotel Manager.

On October 18, 1996, the Partnership entered into a loan agreement and executed a promissory note in an amount up to $1,100,000 (the "Line of Credit") with Marriott International Capital Corporation (the "Lender"). The purpose of such financing was to provide the Partnership with the required capital to implement certain upgrades to furniture, fixtures and equipment and to make certain non-structural repairs and renovations (collectively, the "Renovations") at the St. Louis Hotel. The Lender will fund to the Partnership from time-to- time amounts necessary (up to the maximum amount of the Line of Credit) to complete the Renovations at the St. Louis Hotel. The Line of Credit is unsecured and non-recourse to the Partnership. During the first half of 1997, the Partnership borrowed $1,100,000 under the Line of Credit and funded the replacement reserve to make the Renovations.

The Partnership has directed the Hotel Manager, the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Line of Credit. The Line of Credit bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. The Hotel Manager will fund all interest payments into the FF&E Replacement Reserve account from the Hotel Manager's own funds prior to making any interest payments to the Lender. Consequently, the payment from the tenant will offset the interest as if this were an interestfree loan to the Partnership. The Partnership made principal payments on the Line of Credit from the replacement reserve totaling $221,506 during the first half of 1997.

Prior to 1994, cash distributions were paid on a quarterly basis from net cash flow provided by operating activities to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions in the fourth quarter of 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions remained suspended through 1996 in order for the Partnership to meet certain requirements under the terms of the New Mortgage. Due to the satisfaction of such requirements, and improved operations during 1996 at both the Partnership and Hotel levels, a cash distribution in the amount of $0.40 per Unit was paid to Limited Partners on February 14, 1997 from the Partnership's operations during the past year. The distribution was paid to Limited Partners of record as of each month-end in 1996. This represented a one-time distribution of 1996 annual cash flow and did not indicate the reinstatement of regular cash distributions. The ability of the Partnership to make future distributions is dependent upon various factors, including the cash flow generated from Hotel operations in excess of debt service, the adequacy of cash reserves, and the outcome of the Partnership's marketing efforts. While the General Partner intends to evaluate the Partnership's cash position on an annual basis, should the marketing efforts result in a sale, any payment to limited partners would likely be in the form of one or more liquidating distributions. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

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

Results of Operations

The Partnership generated net income of $593,616 and $572,960 for the three- and six-month periods ended June 30, 1997, respectively, compared to net income of $200,677 and $242,757, respectively, for the corresponding periods in 1996. The increases are due to increases in total income, which were partially offset by increases in total expenses. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $954,218 and $1,502,062 for the three- and six-month periods ended June 30, 1997, respectively, compared with $557,049 and $1,062,493, respectively, for the corresponding periods in 1996.

Total income for the three- and six-month periods ended June 30, 1997 was $4,329,223 and $8,004,422, respectively, compared with $3,848,712 and
$7,494,961, respectively, for the three- and six-month periods ended June 30, 1996. The increases are due to higher rents from operating profit earned at all four Hotels, higher rents from replacement escrow, and higher interest and other income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, was $1,504,897 and $2,758,737 for the three- and six-month periods ended June 30, 1997, respectively, compared to $1,415,167 and $2,672,058, respectively, for the same periods in 1996. Interest and other income totaled $103,567 and $222,271 for the three- and six-month periods ended June 30, 1997, respectively, compared to $96,220 and $192,817, respectively, for the same periods in 1996. The increases are primarily attributable to higher operating and restricted cash balances during the 1997 periods.

Total expenses for the three- and six-month periods ended June 30, 1997 were $3,735,607 and $7,431,462, respectively, compared with $3,648,035 and
$7,252,204, respectively, for the three- and six-month periods ended June 30, 1996. The increases are due primarily to increases in depreciation and amortization, general and administrative expenses and professional fees, which were partially offset by decreases in interest expense. General and administrative expenses for the three- and six-month periods ended June 30, 1997 were $50,989 and $115,363, respectively, compared to $37,710 and $68,649, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. Interest expense decreased to $1,789,369 and $3,588,417, for the three- and six-month periods ended June 30, 1997, respectively, compared to $1,826,815 and $3,662,479, respectively, for the three- and six- month periods ended June 30, 1996. The decreases are due to the scheduled amortization of the New Mortgage. Professional fees totaled $29,750 and $39,843 for the three- and six-month periods ended June 30, 1997, respectively, compared to $11,971 and $29,282, respectively, for the three- and six-month periods ended June 30, 1996. The increases are due primarily to higher legal accruals and higher expenses relating to engineering studies performed at the Hotels during 1997, which were partially offset by lower audit accruals for 1997.


The following table summarizes the Hotels' performance for the period from January 1 to June 16 of the indicated years (i.e., the first six Marriott accounting periods):


                                       1997           1996        % Change
Weighted Average Occupancy            79.8%          77.9%             2.4
Weighted Average Room Rate           $95.33         $86.96             9.6

Total Hotel Sales              $ 54,957,850   $ 51,686,685             6.3
Hotel Operating Profit            9,490,888      8,155,650            16.4
Rent Earned by
  the Partnership*                5,023,414      4,630,086             8.5

*For the six-month period ended June 30.



Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27)  Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended June 30, 1997.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              HOTEL PROPERTIES L.P.

                              BY:  EHP/GP INC. General Partner



Date:  August 14, 1997

                              BY:  /s/ Jeffrey C. Carter
                                   ---------------------
                                   Director, President and Chief
                                   Financial Officer