Form 10-Q
period 1997-09-30
HOTEL PROPERTIES L P
filed 1997-11-14
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----    Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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
                                           Yes    X    No ____




Balance Sheets
                                             At September 30, At December 31,
                                                        1997            1996

Assets
Real estate, at cost:
  Land                                          $           0    $  22,569,415
  Buildings                                                 0       72,645,014
  Furniture, fixtures and equipment                         0       48,892,073

                                                            0      144,106,502
Less accumulated depreciation                               0      (47,206,347)

                                                            0       96,900,155

Real estate held for disposition                  101,573,504                0

Cash and cash equivalents                           3,295,547        3,590,188

Restricted cash                                       761,160        1,297,810
Restricted cash - loan reserve                      2,535,388        2,534,317
Due from hotel managers, net                          623,182          577,522
Replacement reserve receivable                      1,306,902        3,426,722
Rent receivable                                     1,145,542          488,415
Deferred charges - refinancing costs,
  net of accumulated amortization of
  $732,263 in 1997 and $488,176 in 1996               894,989        1,139,076

     Total Assets                              $ 112,136,214     $ 109,954,205

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses         $      94,935     $      85,067
 Due to affiliates                                    23,951             1,000
 Mortgage loans payable                           78,939,144        80,239,491
 Mortgage loans interest payable                     592,043           601,796
 Promissory note payable                             652,545                 0
 Refinancing fee payable                             412,500           412,500
 Distributions payable                                     0         1,399,879
 Deferred management fees                          4,187,505         4,187,505
 Deferred interest payable                         1,849,185         1,849,185

     Total Liabilities                            86,751,808        88,776,423

Partners' Capital:
  General Partner                                          0                 0
  Limited Partners (3,464,700 limited partnership
   units authorized, issued and outstanding)      25,384,406        21,177,782

     Total Partners' Capital                      25,384,406        21,177,782

     Total Liabilities and Partners' Capital   $ 112,136,214     $ 109,954,205



Statement of Partners' Capital
For the nine months ended September 30, 1997

                                          Limited     General
                                         Partners     Partner           Total
Balance at December 31, 1996         $ 21,177,782        $  0    $ 21,177,782
Net income                              4,206,624           0       4,206,624

Balance at September 30, 1997        $ 25,384,406        $  0    $ 25,384,406



Statements of Operations
                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                  1997         1996         1997         1996
Income
Rent:
  Operating profit         $ 3,799,357  $ 3,632,750  $ 8,822,771  $ 8,262,836
  Replacement escrow         1,690,274    1,586,659    4,449,011    4,258,717
Interest and other             108,968       96,052      331,239      288,869

     Total Income            5,598,599    5,315,461   13,603,021   12,810,422
Expenses
Interest                     1,779,471    1,817,766    5,367,888    5,480,245
Depreciation and
 amortization                   81,362    1,701,797    3,769,201    5,193,591
General and administrative      65,258       25,826      180,621       94,475
Professional fees               38,844       18,957       78,687       48,239

     Total Expenses          1,964,935    3,564,346    9,396,397   10,816,550

     Net Income            $ 3,633,664  $ 1,751,115  $ 4,206,624  $ 1,993,872

Net Income Allocated:
To the General Partner     $         0  $         0  $         0  $         0
To the Limited Partners      3,633,664    1,715,115    4,206,624    1,993,872

                           $ 3,633,664  $ 1,751,115  $ 4,206,624  $ 1,993,872

Per limited partnership unit
(3,464,700 outstanding)         $ 1.05        $ .51       $ 1.21        $ .58




Statements of Cash Flows
For the nine months ended September 30,                   1997           1996

Cash Flows From Operating Activities:
Net income                                         $ 4,206,624    $ 1,993,872
Adjustments to reconcile net income to net
cash provided by operating activities:
  Rental income from replacement escrow             (4,449,011)    (4,258,717)
  Depreciation                                       3,525,114      4,949,503
  Amortization                                         244,087        244,088
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Due from hotel managers, net                       (45,660)       (34,415)
    Rent receivable                                   (657,127)       (84,891)
    Accounts payable and accrued expenses                9,868         (4,618)
    Due to affiliates                                   22,951         (2,418)
    Mortgage loans interest payable                     (9,753)       604,904

Net cash provided by operating activities            2,847,093      3,407,308

Cash Flows From Investing Activities:
Proceeds from restricted cash                          536,650        297,520
Proceeds from replacement reserve receivable         6,568,831      3,065,559
Additions to real estate, net                       (8,198,463)    (3,363,079)

Net cash used for investing activities              (1,092,982)             0

Cash Flows From Financing Activities:
Proceeds from promissory note                        1,100,000              0
Payments of principal on promissory note              (447,455)             0
Net interest from restricted cash - loan reserve        (1,071)         5,937
Principal payments on mortgage loans payable        (1,300,347)    (1,060,649)
Distributions                                       (1,399,879)             0

Net cash used for financing activities              (2,048,752)    (1,054,712)
Net increase (decrease) in cash
  and cash equivalents                                (294,641)     2,352,596
Cash and cash equivalents, beginning of period       3,590,188      1,004,565

Cash and cash equivalents, end of period           $ 3,295,547    $ 3,357,161

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $ 5,377,641    $ 4,875,341



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners' capital for the nine months ended September 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Real estate held for disposition
On June 30, 1997, the Partnership began the process of marketing the Los Angeles Airport Marriott Hotel, the St. Louis Airport Marriott Hotel, the Nashville Airport Marriott Hotel, and the Marriott's Tan- Tar-A Resort Hotel (collectively, "the Properties"), and accordingly, reclassified the Properties as "Real estate held for disposition" at their net book value. Upon reclassification, depreciation expense is no longer recorded.



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

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of September 30, 1997, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott Hotel Services, Inc.'s ("Marriott" or the "Hotel Manager") request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

After considering a number of factors, including the recently improved operating performance of the Hotels, the improving hospitality industry nationwide and the significantly strengthened market for the acquisition of full-service hotel properties, the General Partner has decided to begin marketing the Hotels for sale. The Partnership has retained Eastdil Realty Company, a nationally-recognized real estate firm, to assist with the marketing efforts. Eastdil has completed the preparation of marketing brochures, and it is expected that the active marketing of the Hotels will commence in the fourth quarter. The Hotel operating leases give Marriott the right of first refusal in the event the Partnership receives an offer to purchase the Hotels and desires to accept such offer. Pursuant to the terms of the Hotel operating leases, the Partnership must give notice of such offer to Marriott, and Marriott may elect to purchase the Hotels at the same price and conditions. The goal is to maximize the selling price of the Hotels and ultimately dissolve the Partnership and distribute the net sales proceeds to limited partners in accordance with the terms of the Partnership Agreement. There can be no assurance that the Partnership's marketing efforts will result in a sale of the Hotels, or that a sale, if completed, will result in any particular level of net sales proceeds.

In view of the anticipated sale of the Hotels, the Partnership's real estate has been recorded at cost, less accumulated depreciation and amortization at September 30, 1997 on the Partnership's Balance Sheet as "Real estate held for disposition." Real estate held for disposition at September 30, 1997 was $101,573,504. Upon reclassification, depreciation expense is no longer recorded.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At September 30, 1997, the Partnership had cash and cash equivalents of $3,295,547, compared to $3,590,188 at December 31, 1996. The decrease is due to cash used for investing and financing activities, primarily due to the distribution paid to limited partners on February 14, 1997 and the timing of debt service payments.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable decreased from $3,426,722 at December 31, 1996 to $1,306,902 at September 30, 1997 due to expenditures exceeding contributions to the reserve. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash decreased to $761,160 at September 30, 1997, compared to $1,297,810 at December 31, 1996 as a result of expenditures exceeding contributions to the reserve. Rent receivable increased to $1,145,542 at September 30, 1997, compared to $488,415 at December 31, 1996 due to the timing of receipt of payments. Deferred charges refinancing costs decreased to $894,989 at September 30, 1997, compared to $1,139,076 at December 31, 1996, due to the scheduled amortization of the New Mortgage. Accounts payable and accrued expenses increased to $94,935 at September 30, 1997, compared to $85,067 at December 31, 1996 due to the timing of payments for audit, legal and administrative expenses. Due to affiliates increased to $23,951 at September 30, 1997, compared to $1,000 at December 31, 1996, primarily due to administrative reimbursement accruals due through September 30, 1997. Such expenses were not reimbursable in prior periods.

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

The Partnership has directed the Hotel Manager, the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Line of Credit. The Line of Credit bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. The Hotel Manager will fund all interest payments into the FF&E Replacement Reserve account from the Hotel Manager's own funds prior to making any interest payments to the Lender. Consequently, the payment from the tenant will offset the interest as if this were an interestfree loan to the Partnership. The Partnership made principal payments on the Line of Credit from the replacement reserve totaling $447,455 during the first nine months of 1997.

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

Results of Operations

The Partnership generated net income of $3,633,664 and $4,206,624 for the three- and nine-month periods ended September 30, 1997, respectively, compared to net income of $1,751,115 and $1,993,872, respectively, for the corresponding periods in 1996. The increases are due to increases in total income and decreases in total expenses, primarily depreciation. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $2,024,752 and $3,526,814 for the three- and nine-month periods ended September 30, 1997, respectively, compared with $1,866,253 and $2,928,746, respectively, for the corresponding periods in 1996, reflecting improved operational activity.

Total income for the three- and nine-month periods ended September 30, 1997 was $5,598,599 and $13,603,021, respectively, compared with $5,315,461 and
$12,810,422, respectively, for the three- and nine-month periods ended September 30, 1996. The increases are due to higher rents from operating profit earned at the Los Angeles and Nashville Hotels, higher rents from replacement escrow, and higher interest and other income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, was $1,690,274 and $4,449,011 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $1,586,659 and $4,258,717, respectively, for the same periods in 1996. Interest and other income totaled $108,968 and $331,239 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $96,052 and $288,869, respectively, for the same periods in 1996. The increases are primarily attributable to higher operating and restricted cash balances during the 1997 periods.

Total expenses for the three- and nine-month periods ended September 30, 1997 were $1,964,935 and $9,396,397, respectively, compared with $3,564,346 and $10,816,550, respectively, for the three- and nine-month periods ended September 30, 1996. The decreases are due primarily to decreases in interest expense and depreciation and amortization expense, which were partially offset by increases in general and administrative expenses and professional fees. Interest expense decreased to $1,779,471 and $5,367,888, for the three- and nine-month periods ended September 30, 1997, respectively, compared to $1,817,766 and $5,480,245, respectively, for the three- and nine-month periods ended September 30, 1996. The decreases are due to the scheduled amortization of the New Mortgage. Depreciation and amortization expenses for the three- and nine-month periods ended September 30, 1997 were $81,362 and $3,769,201, respectively, compared with $1,701,797 and $5,193,591, respectively, for the corresponding periods in 1996. The decreases are due primarily to the Hotels no longer being depreciated as a result of being classified as "Real estate held for disposition." General and administrative expenses for the three- and nine-month periods ended September 30, 1997 were $65,258 and $180,621, respectively, compared to $25,826 and $94,475, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. Professional fees totaled $38,844 and $78,687 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $18,957 and $48,239, respectively, for the three- and nine-month periods ended September 30, 1996. The increases are due primarily to higher legal accruals and higher expenses relating to engineering studies performed at the Hotels during 1997, which were partially offset by lower audit accruals for 1997.

The following table summarizes the Hotels' performance for the period from January 1 to September 8 of the indicated years (i.e., the first nine Marriott accounting periods):

                                             1997            1996   % Change
Weighted Average Occupancy                  80.7%           80.2%      0.6
Weighted Average Room Rate                $ 97.10         $ 88.68      9.5

Total Hotel Sales                    $ 85,624,932    $ 82,078,485      4.3
Hotel Operating Profit                 16,051,391      13,969,195     14.9
Rent Earned by the Partnership*         8,822,771       8,262,836      6.8

*For the nine-month period ended September 30.




Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27)  Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HOTEL PROPERTIES L.P.

                         BY:  EHP/GP INC.
                              General Partner


Date: November 14, 1997
                         BY:  /s/ Jeffrey C. Carter
                              Director, President and Chief
                              Financial Officer