Form 10-K
period 1997-12-31
HOTEL PROPERTIES L P
filed 1998-03-19
CIK 822968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997
OR

[  ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     Commission file number:  0-16991


                           HOTEL PROPERTIES L.P.
           Exact name of registrant as specified in its charter


        Delaware
State or other jurisdiction of                          13-3430078
incorporation or organization               I.R.S. Employer Identification No.

ATTN:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                         10285
Address of principal executive offices                    zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


             DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                              Title of Class

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

                                PART I


Item 1.  Business

(a) General Development of Business.

Hotel Properties L.P. (the "Partnership" or the "Registrant"), formerly EQ/Shearson Hotel Properties L.P. (see Item 10. "Certain Matters Involving Affiliates of EHP/GP Inc."), is a Delaware limited partnership formed on September 24, 1987 for the purpose of acquiring four hotel properties: the Los Angeles Airport Marriott Hotel, the St. Louis Airport Marriott Hotel, the Nashville Airport Marriott Hotel and Marriott's Tan-Tar-A Resort Hotel (collectively, the "Properties" or "Hotels"). The Partnership purchased the Properties on June 3, 1988 from The Equitable Life Assurance Society of the United States ("Equitable") for a total cost of $104,238,200. Each Property is subject to a separate operating lease with Marriott Hotel Services, Inc. (the "Hotel Manager"), a wholly-owned subsidiary of Marriott International Inc. EHP/GP Inc., formerly Shearson EHP/GP Inc. (See Item
10. "Certain Matters Involving Affiliates of EHP/GP Inc."), a Delaware corporation, is the general partner of the Partnership (the "General Partner") and is an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (See Item 10. "Certain Matters Involving Affiliates of EHP/GP Inc."). E.H.P. Depositary Corp. (the "Depositary") is the sole limited partner of the Partnership.

Additional information relating to the Partnership's general development of business is incorporated by reference to Note 1 "Organization" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under
Item 14. Additional information relating to the current status of the Partnership is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein.

(b) Financial Information about Industry Segments -   The Partnership's
  sole business is the ownership of the Properties. All of the Partnership's revenues relate solely to one industry segment.

(c) Narrative Description of Business. - Incorporated by reference to Note 1 "Organization," Note 2 "Significant Accounting Policies" and Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended
  December 31, 1997, filed as an exhibit under Item 14.

  Employees - The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner.

  Competition - Incorporated by reference to the section entitled Property Update in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

Item 2.  Properties

A description of the Properties is incorporated by reference to the Property Update section and Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under
Item 14, and in Schedule III contained herein.

The Properties are subject to mortgage financing in the original principal amount of $80,438,000. On June 28, 1995, the Partnership refinanced and amended the $80,438,000 in mortgage loans and $2,531,417 revolving credit loans payable. Details of the refinancing are incorporated by reference to
Note 4 "Mortgage Loans Payable" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

On June 28, 1995, the Partnership terminated its June 3, 1988 Asset Management Agreement with Equitable Real Estate Investment Management, Inc. ("EREIM"). Details of the termination are incorporated by reference to
Note 8 "Asset Management Agreement" of the Notes to the Financial
Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as a exhibit under Item 14.


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

(b) Number of Unitholders - The number of Unitholders as of December 31, 1997 was 2,276.

(c) Dividends - No distributions of Net Cash Flow (as defined in the Partnership Agreement) to Unitholders were paid by the Partnership during the year ended December 31, 1996. A cash distribution in the amount of $0.40 per Unit was paid on February 14, 1997 from the Partnership's operations during the prior year. The distribution was paid to Unitholders of record as of each month-end in 1996. It represented a one-time distribution of 1996 annual cash flow and did not indicate the reinstatement of regular cash distributions. Given the anticipated sale of the Hotels (as discussed in detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein), any future payments to limited partners will be in the form of one or more distributions following the sale of the Hotels.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended
December 31, 1997, filed as an exhibit under Item 14.


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

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of
December 31, 1997, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott Hotel Services, Inc.'s ("Marriott" or the "Hotel Manager") request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

After considering a number of factors, including the recently improved operating performance of the Hotels, the improving hospitality industry nationwide and the significantly strengthened market for the acquisition of full-service hotel properties, the General Partner decided during the second quarter of 1997 to begin marketing the Hotels for sale. In
July 1997, the Partnership retained Eastdil Realty Company ("Eastdil"), a nationally-recognized real estate firm, to assist with the marketing efforts. Eastdil completed the preparation of marketing brochures during the third quarter of 1997, and commenced the active marketing of the Hotels in the fourth quarter. The Hotel operating leases give Marriott the right of first refusal in the event the Partnership receives an offer to purchase the Hotels and desires to accept such offer. Pursuant to the terms of the Hotel operating leases, the Partnership must give notice of such offer to Marriott, and Marriott may elect to purchase the Hotels at the same price and under the same conditions. The goal is to maximize the selling price of the Hotels and distribute the net sales proceeds to partners in accordance with the terms of the Partnership Agreement.

On January 9, 1998, the Partnership entered into a non-binding letter of intent with a major independent hotel buyer, pursuant to which the parties agreed to negotiate in good faith an agreement to purchase the Hotels for a cash purchase price of approximately $114 million (the "Offer"), subject to Marriott's right of first refusal. On that same day, the General Partner notified Marriott of the Offer, and by letter dated February 5, 1998, Marriott notified the General Partner that it would exercise its right of first refusal to purchase the Hotels at the same price and under the same terms and conditions as those set forth in the Offer (the "Proposed Sale"). The Partnership and Marriott are negotiating a formal Purchase and Sale Contract (the "Contract") which is expected to be executed in March 1998.

The Proposed Sale is subject to the satisfaction of certain conditions, including the Partnership obtaining the approval of a majority in interest of the outstanding Unitholders. Should the Proposed Sale be approved, it is currently anticipated that the closing will occur during the second or third quarter of 1998. If the closing occurs after June 2, 1998, the Partnership will incur a prepayment penalty on its Loan with Equitable, currently estimated at $700,000. Upon completion of the Proposed Sale, distributions will be made to Limited Partners in accordance with the Partnership Agreement. If the Proposed Sale occurs, the General Partner currently estimates that proceeds available for distribution may exceed $10.00 per Unit. The amount will be dependent on operations of the Hotels and the Partnership until closing, the timing of the closing and other factors, all of which are uncertain at this time. While it is expected that the Hotels will be sold during 1998, there can be no assurance that the Proposed Sale will be consummated, or that the Proposed Sale will result in any particular level of distributable cash.

In view of the anticipated sale of the Hotels, the Partnership's real estate has been recorded at cost, less accumulated depreciation and amortization at December 31, 1997 on the Partnership's Balance Sheet as "Real estate held for disposition." Real estate held for disposition at December 31, 1997 was $101,883,177. Upon reclassification, depreciation expense is no longer recorded.

The Partnership's cash balance is invested in an interest-bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At December 31, 1997, the Partnership had cash and cash equivalents of $3,334,906, compared to $3,590,188 at December 31, 1996. The decrease is due to cash used for investing and financing activities, primarily due to the distribution paid to limited partners on February 14, 1997, the timing of debt service payments and additions and replacements made at each of the Hotels.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable decreased from $3,426,722 at December 31, 1996 to $1,783,963 at December 31, 1997 due to
expenditures exceeding contributions to the reserve. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash decreased to $938,376 at December 31, 1997, compared to $1,297,810 at December 31, 1996 as a result of expenditures exceeding contributions to the reserve. Rent receivable decreased to $454,951 at December 31, 1997, compared to $488,415 at December 31, 1996 due to the timing of receipt of payments. Deferred charges - refinancing costs decreased to $813,626 at December 31, 1997, compared to $1,139,076 at December 31, 1996, due to the scheduled amortization of the New Mortgage. Accounts payable and accrued expenses decreased to $72,916 at December 31, 1997, compared to $85,067 at December 31, 1996 due to the timing of payments for legal and administrative expenses. Due to affiliates increased to $40,000 at December 31, 1997, compared to $1,000 at December 31, 1996, primarily due to administrative reimbursement accruals due through December 31, 1997. Such expenses were not reimbursable in prior periods.

On October 18, 1996, the Partnership entered into a loan agreement and executed a promissory note in an amount up to $1,100,000 (the "Line of Credit") with Marriott International Capital Corporation (the "Lender"). The purpose of such financing was to provide the Partnership with the required capital to implement certain upgrades to furniture, fixtures and equipment and to make certain non-structural repairs and renovations (collectively, the "Renovations") at the St. Louis Hotel. The Lender will fund to the Partnership from time-to-time amounts necessary (up to the maximum amount of the Line of Credit) to complete the Renovations at the St. Louis Hotel. The Line of Credit is unsecured and non-recourse to the Partnership. During 1997, the Partnership borrowed $1,100,000 under the Line of Credit and funded the replacement reserve to make the Renovations.

The Partnership has directed the Hotel Manager, the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Line of Credit. The Line of Credit bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. The Hotel Manager will fund all interest payments into the FF&E Replacement Reserve account from the Hotel Manager's own funds prior to making any interest payments to the Lender. Consequently, the payment from the tenant will offset the interest as if this were an interest-free loan to the Partnership. The Partnership made principal payments on the Line of Credit from the replacement reserve totaling $679,727 during 1997, leaving a balance due of $420,273 as of December 31, 1997.

At December 31, 1997, mortgage loans interest payable was $0, compared to $601,796 at December 31, 1996. The decrease is due to a difference in the timing of interest payments.

Prior to 1994, cash distributions were paid on a quarterly basis from net cash flow provided by operating activities to Unitholders based on the seasonal performance of the Hotels. The General Partner suspended the payment of cash distributions in the fourth quarter of 1994. This action was taken in order to increase Partnership cash reserves to provide for the various costs of securing replacement financing related to the maturity of the Partnership's outstanding indebtedness in June 1995. Distributions remained suspended through 1996 in order for the Partnership to meet certain requirements under the terms of the New Mortgage. Due to the satisfaction of such requirements, and improved operations during 1996 at both the Partnership and Hotel levels, a cash distribution in the amount of $0.40 per Unit was paid to Limited Partners on February 14, 1997 from the Partnership's operations during the prior year. The distribution was paid to Limited Partners of record as of each month-end in 1996. This represented a one-time distribution of 1996 annual cash flow and did not indicate the reinstatement of regular cash distributions. The General Partner expects to distribute the proceeds from the anticipated sale of the Hotels to limited partners in accordance with the terms of the Partnership Agreement.

Other than from a sale of the Hotels, the primary source of ongoing cash and liquidity is from rental revenue under the operating leases and the Partnership's cash reserves. The Partnership knows of no trends, demands, commitments, events or uncertainties, other than the Partnership's cash requirements pursuant to the terms of the New Mortgage, that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way, other than the normal seasonal fluctuation in hotel operations which, in turn, causes fluctuations in rental income throughout the year.

Results of Operations

1997 versus 1996

The Partnership generated net income of $5,875,244 for the year ended December 31, 1997, compared to net income of $1,922,133 for the year ended December 31, 1996. The increase is due to an increase in total income and a decrease in total expenses, primarily depreciation. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $4,031,529 for the year ended December 31, 1997, compared with $3,283,994 for the year ended
December 31, 1996, reflecting improved operational activity.

Total income for the year ended December 31, 1997 was $17,261,090, compared with $16,324,943 for the year ended December 31, 1996. The increase is due to higher rents from operating profit earned at the Hotels, higher rents from replacement escrow, and higher interest and other income. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, was $5,694,279 for the year ended December 31, 1997, compared with $5,557,759 for the year ended December 31, 1996. Interest income totaled $439,230 for the year ended December 31, 1997, compared with $416,202 for the year ended December 31, 1996. The increase is primarily attributable to higher operating and restricted cash balances during the 1997 periods.

Total expenses for the year ended December 31, 1997 were $11,385,846, compared with $14,402,810 for the year ended December 31, 1996. The decrease is due primarily to lower interest expense and depreciation and amortization expense, which were partially offset by higher general and administrative expenses and professional fees. Interest expense decreased to $7,137,238, compared with $7,288,757 for the year ended
December 31, 1996, due to the scheduled amortization of the New Mortgage. Depreciation and amortization expenses for the year ended December 31, 1997 were $3,850,564, compared with $6,919,620 for the year ended
December 31, 1996. The decrease is due primarily to the Hotels no longer being depreciated as a result of being classified as "Real estate held for disposition" as of June 30, 1997. General and administrative expenses for the year ended December 31, 1997 were $272,242, compared with $122,397 for the year ended December 31, 1996. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. To a lesser extent, the increase is due to expenses relating to the sale of the Hotels. Professional fees totaled $125,802 for the year ended December 31, 1997, compared with $72,036 for the year ended December 31, 1996. The increase is due primarily to higher expenses relating to engineering studies performed at the Hotels during 1997 and higher legal accruals.

The following table summarizes the Hotels' performance for the period from January 1 to December 31 of the indicated years:

                                          1997            1996    % Change
Weighted Average Occupan                 75.2%           79.6%     (5.5)
Weighted Average Room Rate              $96.65          $87.99      9.8
Total Hotel Sales                 $120,908,961    $118,131,587      2.4
Hotel Operating Profit              21,344,582      18,785,538     13.6
Rent Earned by the Partnership      11,127,581      10,350,982      7.5

1996 versus 1995

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

The following table summarizes the Hotels' performance for the period from January 1 to December 31 of the indicated years:

                                         1996              1995    % Change
Weighted Average Occupancy              79.6%             76.7%         3.8
Weighted Average Room Rate             $87.99            $85.19         3.3
Total Hotel Sales                $118,131,587      $110,709,040         6.7
Hotel Operating Profit            $18,785,538       $17,144,830         9.6
Rent Earned by the Partnership    $10,350,982       $10,155,725         1.9


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Financial Information section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14, and Schedule III.


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

The directors and principal executive officers of the General Partner of the Partnership as of December 31, 1997 were as follows:

     Name                     Office

     Jeffrey C. Carter        President, Director and Chief Financial Officer
     Rocco F. Andriola        Director
     Michael T. Marron        Vice President

There is no family relationship among any of the foregoing directors or officers. The business experience of each of the directors and officers of the General Partner is as follows:

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

Certain Matters Involving Affiliates of EHP/GP Inc.

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

The General Partner is entitled to receive a share of income, profits or losses, sale proceeds and cash distributions generated by the Partnership, as described in Note 7 "Partnership Agreement" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.


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

(c)  Changes in control.  None


Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Management and Others. Incorporated by reference to Notes 4, 5, 6, 7 and 8 of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

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


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements:

       Report of Independent Accountants  (1)

       Balance Sheets - At December 31, 1997 and 1996  (1)

       Statements of Operations - For the years ended
        December 31, 1997, 1996 and 1995  (1)

       Statements of Partners' Capital (Deficit) - For the years ended
        December 31, 1997, 1996 and 1995  (1)

       Statements of Cash Flows - For the years ended
        December 31, 1997, 1996 and 1995  (1)

       Notes to the Financial Statements  (1)

   (1)Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

(a)(2) Financial Statement Schedules:  Independent Accountant's Report on
       Schedule III - Real Estate and Accumulated Depreciation.

(a)(3) Exhibits.

  3.1  Form of Agreement of Limited Partnership of the Registrant
       (filed as Exhibit A to Prospectus) - incorporated by reference to
       Exhibit 3.2 to Registration Statement No. 33-17557.

  4.1 Prospectus dated November 12, 1987, incorporated by reference from Amendment No. 1 to the Partnership's Registration Statement No. 33-17557.

  10.1 Form of Depositary Agreement between the Registrant and E.H.P. Depositary Corp., as Depositary - incorporated by reference to
       Exhibit 10.3 to Registration Statement No. 33-17557.

  10.2 Form of Purchase Agreement concerning the acquisition of the Properties - incorporated by reference to Exhibit 10.4 to Registration Statement No. 33-17557.

  10.3 Form of Deed of Trust, Security Agreement and Fixture Financing Statement (filed as Exhibit C-2 to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-17557.

  10.4 Form of Loan Agreement (filed as Exhibit U-2 to Exhibit 10.2 above)
       - incorporated by reference to Exhibit 10.6 to Registration Statement No. 33-17557.

  10.5 Indemnification Agreement - incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-17557.

  10.6 Form of Purchase Money Promissory Note (filed as Exhibit C-1 to
       Exhibit 10.2 above) - incorporated by reference to Exhibit 10.11 to Registration Statement No. 33-17557.

  10.7 Leases between The Equitable Life Assurance Society of the United States (the "Equitable") and The Marriott Corporation (filed as Exhibit E to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-17557.

  10.8 Form of Assignment and Assumption of Leases (filed as Exhibit Q to
       Exhibit 10.2 above) - incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-17557.

  10.9 Form of Lease between Equitable and Registrant with respect to the Los Angeles Airport Marriott Hotel (filed as Exhibit R to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-17557.

 10.10 Form of Lease between Equitable and Registrant with respect to the St. Louis Airport Marriott Hotel (filed as Exhibit S to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-17557.

 10.11 Form of Revolving Credit Note (filed as Exhibit U-1 to Exhibit 10.2 above) - incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-17557.

 10.12 Mortgage Loan Refinancing Agreements - incorporated by reference to
       Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1995.

  13.1 Annual Report to Unitholders for the year ended December 31, 1997.

  27.1 Financial Data Schedule.


  b.  Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of the calendar year 1997.

      On March 13, 1998, the Partnership filed a Form 8-K reporting the notification of Limited Partners of the negotiation of the potential sale of the Hotels.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HOTEL PROPERTIES L.P.

                         BY:  EHP/GP Inc.
                              General Partner


Date:  March 19, 1998
                              BY:       /s/Jeffrey C. Carter
                              Name:        Jeffrey C. Carter
                              Title:       President, Director and
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EHP/GP Inc.
                              General Partner


Date:  March 19, 1998
                              BY:       /s/Jeffrey C. Carter
                              Name:        Jeffrey C. Carter
                              Title:       President, Director and
                                             Chief Financial Officer


Date:  March 19, 1998
                              BY:       /s/Rocco F. Andriola
                              Name:       Rocco F. Andriola
                              Title:      Director


Date:  March 19, 1998
                              BY:       /s/Michael T. Marron
                              Name:       Michael T. Marron
                              Title:      Vice President