Form 10-Q
period 1998-03-31
HOTEL PROPERTIES L P
filed 1998-05-15
CIK 822968

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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



Balance Sheets                                    At March 31, At December 31,
                                                         1998            1997
Assets

Real estate held for disposition                $ 103,113,635   $ 101,883,177
Cash and cash equivalents                           2,594,487       3,334,906
Restricted cash                                       987,784         938,376
Restricted cash - loan reserve                      2,534,466       2,535,447
Due from hotel managers, net                          638,106         623,501
Replacement reserve receivable                      1,589,949       1,783,963
Rent receivable                                     1,441,561         454,951
Other assets                                           53,741               _
Deferred charges - refinancing costs
 net of accumulated amortization of
 $894,989 in 1998 and $813,626 in 1997                732,263         813,626

     Total Assets                               $ 113,685,992   $ 112,367,947

Liabilities and Partners' Capital

Liabilities:

  Accounts payable and accrued expenses         $      87,742   $      72,916
  Due to affiliates                                    38,000          40,000
  Mortgage loans payable                           77,865,542      78,332,542
  Promissory notes payable                            241,814         420,273
  Refinancing fee payable                             412,500         412,500
  Deferred management fees payable                  4,187,505       4,187,505
  Deferred interest payable                         1,849,185       1,849,185

     Total Liabilities                             84,682,288      85,314,921

Partners' Capital:
  General Partner                                      78,259          58,752
  Limited Partners (3,464,700 limited partnership
  units authorized, issued and outstanding)        28,925,445      26,994,274

     Total Partners' Capital                       29,003,704      27,053,026

     Total Liabilities and Partners' Capital    $ 113,685,992   $ 112,367,947






Statement of Partners' Capital
For the three months ended March 31, 1998
                                           Limited    General
                                          Partners    Partner          Total
Balance at December 31, 1997          $ 26,994,274   $ 58,752   $ 27,053,026
Net Income                               1,931,171     19,507      1,950,678

Balance at March 31, 1998             $ 28,925,445   $ 78,259   $ 29,003,704




Statements of Operations
For the three months ended March 31,                    1998             1997

Income
Rent:
  Operating profit                               $ 2,469,624      $ 2,302,655
  Replacement escrow                               1,299,364        1,253,840
Interest and other                                   114,875          118,704

     Total Income                                  3,883,863        3,675,199

Expenses
Interest                                           1,758,997        1,799,048
Depreciation and amortization                         81,363        1,822,340
General and administrative                            44,051           64,374
Professional fees                                     48,774           10,093

     Total Expenses                                1,933,185        3,695,855

     Net Income (Loss)                           $ 1,950,678      $   (20,656)

Net Income (Loss) Allocated:
To the General Partner                           $    19,507      $         _
To the Limited Partners                            1,931,171          (20,656)

                                                 $ 1,950,678      $   (20,656)
Per limited partnership unit
(3,464,700 outstanding)                                $ .56           $ (.01)



Statements of Cash Flows
For the three months ended March 31,                    1998             1997

Cash Flows From Operating Activities:
Net Income (Loss)                                $ 1,950,678      $   (20,656)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
  Rental income from replacement escrow           (1,299,364)      (1,253,840)
  Depreciation and amortization                       81,363        1,822,340
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
  Due from hotel managers, net                       (14,605)         (26,747)
  Rent receivable                                   (986,610)        (765,734)
  Accounts payable and accrued expenses               14,826          145,684
  Due to affiliates                                   (2,000)          10,700
  Mortgage loans interest payable                          _           (3,178)

Net cash used for operating activities              (255,712)         (91,431)

Cash Flows From Investing Activities:
Proceeds from restricted cash                        (49,408)         223,431
Proceeds from replacement reserve receivable       1,493,378        3,575,577
Additions to real estate                          (1,230,458)      (3,799,008)
Other assets                                         (53,741)               _

Net cash provided by investing activities            159,771                -

Cash Flows From Financing Activities:
Net interest from restricted cash - loan reserve         981            1,015
Principal payments on mortgage loans payable        (467,000)        (423,770)
Principal payment on promissory note                (178,459)               _
Distributions                                              _       (1,399,879)

Net cash used for financing activities              (644,478)      (1,822,634)

Net decrease in cash and cash equivalents           (740,419)      (1,914,065)

Cash and cash equivalents, beginning of period     3,334,906        3,590,188

Cash and cash equivalents, end of period         $ 2,594,487      $ 1,676,123

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $ 1,758,997      $ 1,802,226



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partner's capital for the three months ended March 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On January 9, 1998, the Partnership entered into a non-binding letter of intent with a major independent hotel buyer, pursuant to which the parties agreed to negotiate in good faith an agreement to purchase the Hotels for a cash purchase price of approximately $114 million (the "Offer"), subject to Marriott's right of first refusal. On that same day, the General Partner notified Marriott of the Offer, and by letter dated February 5, 1998, Marriott notified the General Partner that it would exercise its right of first refusal to purchase the Hotels at the same price and under the same terms and conditions as those set forth in the Offer.

On March 13, 1998, the Partnership filed a Form 8-K reporting that on March 10, 1998, the Partnership notified Limited Partners of the negotiation of the potential sale of the Partnership's Hotels for a cash purchase price of approximately $114 million.

Effective April 24, 1998, the Partnership executed a formal Purchase and Sale Contract with Marriott to sell the Hotels for $114 million in cash, subject to closing adjustments (the "Proposed Sale").

The Proposed Sale is subject to the satisfaction of certain conditions, including the Partnership obtaining the approval of a majority in interest of the outstanding Unitholders. To obtain such approval, a proxy solicitation describing the terms of the Proposed Sale was mailed to Limited Partners on May 5, 1998. Limited Partners were requested to submit executed ballots by May 15, 1998. Should the Proposed Sale be approved, it is currently anticipated that the closing will occur on or before June 1, 1998.

The following unaudited pro forma financial information gives effect to the Proposed Sale as though it had closed on March 31, 1998. The pro forma financial information is presented for illustrative purposes only, and therefore, is not necessarily indicative of the operating results and financial position that might have been achieved had the Proposed Sale occurred as of an earlier date, nor are they necessarily indicative of operating results and financial position which may occur in the future. The sale price of the Hotels is $114,000,000 in cash. The costs to sell the Hotels as of June 30, 1998 are anticipated to be approximately $2,280,000. The Partnership will use a portion of the proceeds from the sale to repay the mortgage loan payable in full, which is $77,865,542 as of March 31, 1998. The remaining cash in the Partnership is assumed to be distributed in accordance with the Partnership Agreement.


Pro Forma Balance Sheet (Unaudited)                                  Pro Forma
                                        March 31,    Pro Forma        March 31,
                                            1998   Adjustments        1998 (f)
Assets
Real estate held for disposition    $103,113,635 $(103,113,635)(a) $         _
Cash and cash equivalents              2,594,487     3,321,713 (e)  39,770,658
                                                   111,720,000 (a)
                                                   (77,865,542)(b)
Restricted cash                          987,784      (987,784)(a)           _
Restricted cash - loan reserve         2,534,466    (2,534,466)(e)           _
Due from hotel managers, net             638,106      (638,106)(a)           _
Replacement reserve receivable         1,589,949    (1,589,949)(e)           _
Rent receivable                        1,441,561    (1,441,561)(e)           _
Other asset                               53,741       (53,741)(a)           _
Deferred charges - refinancing costs,
  net of accumulated amortization of
  $894,989 in 1998                       732,263      (732,263)(d)           _

  Total Assets                      $113,685,992  $(73,915,334)    $39,770,658

Liabilities and Partner's Capital
Liabilities
  Accounts payable and accrued
    expenses                        $     87,742  $          _          87,742
  Due to affiliates                       38,000             _          38,000
  Mortgage loans payable              77,865,542   (77,865,542)(b)           _
  Refinancing fee payable                412,500      (412,500)(e)           _
  Deferred management fees             4,187,505    (4,187,505)(c)           _
  Deferred interest payable            1,849,185    (1,849,185)(c)           _
  Promissory notes payable               241,814      (241,814)(e)           _

  Total Liabilities                 $ 84,682,288  $(84,556,546)    $   125,742

Partners' Capital:
                                                  $    274,311 (a)
                                                         3,180 (c)
  General Partner                   $     78,259        (7,323)(d) $   348,427
                                                     5,062,474 (a)
  Limited Partners (3,464,700
    limited partnership                              6,033,510 (c)
    units authorized, issued
    and outstanding)                  28,925,445      (724,940)(d)  39,296,489

  Total Partners' Capital           $ 29,003,704  $ 10,641,212    $ 39,644,916

  Total Liabilities and Partners'
     Capital                        $113,685,992  $(73,915,334)   $ 39,770,658


The pro forma balance sheet as of March 31, 1998 reflects the assumed sale of the four Hotels and the liquidation of the Partnership on March 31, 1998. The sale price of the Hotels is $114,000,000 in cash, subject to certain adjustments. The cost to sell the Hotels as of June 30, 1998 are anticipated to be approximately $2,280,000. The Partnership will use a portion of the proceeds from the sale to repay the mortgage loan payable in full, which is $77,865,542 as of March 31, 1998. The remaining cash in the Partnership is assumed to be distributed in accordance with the Partnership Agreement. See accompanying Notes to the Pro Forma Adjustments.

Notes to the Pro Forma Adjustments

(a) To record the sale of the Hotels reflecting the removal of the property held for disposition and related deferred charges, the receipt of net sale proceeds, and the allocation of the gain to the General Partner and Unitholders as follows:

             Sales price             $114,000,000
             Closing costs              2,280,000

                Net Cash Proceeds     111,720,000

             Property held for
               disposition            103,113,635
             Restricted Cash              987,784
             Due from Hotel Managers      638,106
             Other Asset                   53,741
             Replacement Reserve
               Receivable               1,589,949

               Gain on Sale          $  5,336,785

             Allocated as follows:
               Unitholders           $  5,062,474
               General Partner            274,311

                                     $  5,336,785

The allocation of gain to the General Partner is based upon their estimated share of distributions from the sale.

(b) To reflect the payment of mortgage indebtedness, pursuant to the agreements discussed herein, as follows:

           Mortgage Loan Payable     $ 77,865,542
                                     $ 77,865,542

(c) To reflect the forgiveness and related allocation to the General Partner and Unitholders as follows:

           Deferred Management Fees  $  4,187,505
           Deferred Interest Payable    1,849,185
                                     $  6,036,690

           Allocated as follows:
           Unitholders               $  6,033,510
           General Partner                  3,180
                                     $  6,036,690

(d) To reflect the write-off of deferred charges associated with the mortgages totalling $732,263 and the related allocation to the General Partner and Unitholders.

              Unitholders            $    724,940
              General Partner               7,323
                                     $    732,263

(e) To reflect the collection of rent receivable and other receivables from hotel managers, the receipt of the Partnership's portion of the replacement reserve from Marriott, the satisfaction of obligations payable from the replacement reserve, and the receipt of restricted cash.

(f) The remaining cash, net of accounts payable and accrued expenses and due to affiliates, will be distributed to the General Partner and Unitholders in accordance with the ending capital balances as follows:

              General Partner        $    348,427
              Unitholders              39,296,489
                                     $ 39,644,916



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

As a condition of the New Mortgage, the Partnership entered into an escrow agreement with Equitable requiring the Partnership to provide additional collateral for the New Mortgage (the "Loan Reserve"). As of March 31, 1998, the Loan Reserve balance was maintained at $2.5 million, and there were no defaults on the New Mortgage. The Loan Reserve may be used by the Partnership to meet Marriott Hotel Services, Inc.'s ("Marriott" or the "Hotel Manager") request for additional funds for furniture, fixtures and equipment ("FF&E") or building additions or expansions in excess of those available in the Hotels' reserve accounts. In each case, Marriott is obligated to contribute a portion of such funds.

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

On January 9, 1998, the Partnership entered into a non-binding letter of intent with a major independent hotel buyer, pursuant to which the parties agreed to negotiate in good faith an agreement to purchase the Hotels for a cash purchase price of approximately $114 million (the "Offer"), subject to Marriott's right of first refusal. On that same day, the General Partner notified Marriott of the Offer, and by letter dated February 5, 1998, Marriott notified the General Partner that it would exercise its right of first refusal to purchase the Hotels at the same price and under the same terms and conditions as those set forth in the Offer. Effective April 28, 1998, the Partnership entered into a formal Purchase and Sale Contract with Marriott to sell the Hotels for $114 million in cash, subject to closing adjustments (the "Proposed Sale").

The Proposed Sale is subject to the satisfaction of certain conditions, including the Partnership obtaining the approval of a majority in interest of the outstanding Unitholders. To obtain such approval, a proxy solicitation describing the terms of the Proposed Sale was mailed to Limited Partners on May 5, 1998. Limited Partners were requested to submit executed ballots by May 15, 1998. Should the Proposed Sale be approved, it is currently anticipated that the closing will occur on or before June 1, 1998. If the closing occurs after June 1, 1998, the Partnership will incur a prepayment penalty on its Loan with Equitable, currently estimated at $700,000. Upon completion of the Proposed Sale, distributions will be made to Limited Partners in accordance with the Partnership Agreement. If the Proposed Sale occurs, the General Partner currently estimates that proceeds available for distribution to Unitholders will be approximately $37 million to $39 million, or $10.57 to $11.14 per Unit, assuming the Proposed Sale is completed by June 1, 1998. The amount will be dependent on operations of the Hotels and the Partnership until closing, the timing of the closing and other factors, all of which are uncertain at this time. While it is expected that the Hotels will be sold during 1998, there can be no assurance that the Proposed Sale will be consummated, or that the Proposed Sale will result in any particular level of distributable cash.

In view of the anticipated sale of the Hotels, the Partnership's real estate has been recorded at cost, less accumulated depreciation and amortization at March 31, 1998 on the Partnership's Balance Sheet as "Real estate held for disposition." Real estate held for disposition at March 31, 1998 was $103,113,635. Upon reclassification, depreciation expense is no longer recorded.

The Partnership's cash balance is invested in an interest- bearing account and is used as a working capital reserve for operating expenses, debt service and Partnership liabilities. At March 31, 1998, the Partnership had cash and cash equivalents of $2,594,487, compared to $3,334,906 at December 31, 1997. The decrease is due to cash used for financing and operating activities exceeding cash provided by investing activities.

A reserve account for each of the Hotels has been established to cover certain costs of improvements, replacements, refurbishments and renewals, as well as FF&E upgrades. For the Los Angeles, St. Louis and Tan-Tar-A Hotels, the reserve is maintained on behalf of the Partnership at each Hotel and is classified as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable decreased from $1,783,963 at December 31, 1997 to $1,589,949 at March 31, 1998 due to expenditures exceeding contributions to the reserve. For the Nashville Hotel, the reserve is held by the Partnership and is classified as "Restricted cash" on the Partnership's balance sheet. Restricted cash increased to $987,784 at March 31, 1998, compared to $938,376 at December 31, 1997 as a result of contributions exceeding expenditures from the reserve. Rent receivable increased to $1,441,561 at March 31, 1998, compared to $454,951 at December 31, 1997 due to the timing of receipt of payments. Other assets increased to $53,741 at March 31, 1998, compared to $0 at December 31, 1997, primarily due to costs relating to the Proposed Sale being capitalized for the 1998 period. Deferred charges - refinancing costs decreased to $732,263 at March 31, 1998, compared to $813,626 at December 31, 1997, due to the scheduled amortization of the New Mortgage. Accounts payable and accrued expenses increased to $87,742 at March 31, 1998, compared to $72,916 at December 31, 1997, primarily due to the timing of payments for legal and audit expenses.

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

The Partnership has directed the Hotel Manager, the St. Louis Hotel's tenant, to make payments on behalf of the Partnership solely from the St. Louis Hotel's FF&E Replacement Reserve account in an amount equal to $61,986 per period commencing with the second accounting period in fiscal 1997 until the maturity of the Line of Credit. The Line of Credit bears interest at a rate of 9% per annum on all outstanding amounts and can be prepaid by the Partnership without premium or penalty. The Hotel Manager will fund all interest payments into the FF&E Replacement Reserve account from the Hotel Manager's own funds prior to making any interest payments to the Lender. Consequently, the payment from the tenant will offset the interest as if this were an interestfree loan to the Partnership. The Partnership made principal payments on the Line of Credit from the replacement reserve totaling $858,186 to date, leaving a balance due of $241,814 as of March 31, 1998.

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

Results of Operations

The Partnership generated net income of $1,950,678 for the three-month period ended March 31, 1998, compared to a net loss of $20,656 for the three-month period ended March 31, 1997. The improvement is due to an increase in total income and a decrease in total expenses, primarily depreciation. After adding back the non-cash items of depreciation and amortization and subtracting the amount of rental income from the FF&E replacement escrow, the Partnership had adjusted net operating income of $732,677 for the three-month period ended March 31, 1998, compared with $547,844 for the three-month period ended
March 31, 1997, reflecting improved operational activity.

Total income for the three-month period ended March 31, 1998 was $3,883,863, compared with $3,675,199 for the three-month period ended March 31, 1997. The increase is due to higher rents from operating profit earned at the Los Angeles and Nashville Hotels and higher rents from replacement escrow. Rent from replacement escrow, which is calculated as a percentage of the Hotels' gross revenues, was $1,299,364 for the three-month period ended March 31, 1998, compared with $1,253,840 for the three-month period ended March 31, 1997. Interest and other income totaled $114,875 for the three-month period ended March 31, 1998, largely unchanged from $118,704 for the three-month period ended March 31, 1997.

Net cash used for operating activities was $255,712 for the three-month period ended March 31, 1998, compared with $91,431 for the three-month period ended March 31, 1997. The increase primarily is due to increased rent receivable for the three- month period in 1998.

Net cash provided by investing activities was $159,771 for the three-month period ended March 31, 1998, compared with $0 for the three-month period ended March 31, 1997. The change primarily is due to replacement escrow revenue from the Hotels exceeding capital expenditures at the Hotels for the three- month period in 1998.

Net cash used for financing activities was $644,478 for the threemonth period ended March 31, 1998, compared with $1,822,634 for the three-month period ended March 31, 1997. The decrease primarily is due to no distribution being paid during the three- month period in 1998, partially offset by an increase in the principal payments on the promissory note during the three-month period in 1998.

Total expenses for the three-month period ended March 31, 1998 were $1,933,185, compared with $3,695,855 for the three-month period ended March 31, 1997. The decrease primarily is due to lower depreciation and amortization expense, lower interest expense and lower general and administrative expenses, which were partially offset by higher professional fees. Interest expense decreased to $1,758,997 for the three-month period ended March 31, 1998, compared with $1,799,048 for the three-month period ended March 31, 1997, due to the scheduled amortization of the New Mortgage. Depreciation and amortization expenses for the three-month period ended March 31, 1998 were $81,363, compared with $1,822,340 for the three-month period ended March 31, 1997. The decrease is due primarily to the Hotels no longer being depreciated as a result of being classified as "Real estate held for disposition" as of June 30, 1997. General and administrative expenses for the three-month period ended March 31, 1998 were $44,051, compared with $64,374 for the three- month period ended March 31, 1997. The decrease primarily is due to lower administrative, printing, postage and other miscellaneous expenses. Professional fees totaled $48,774 for the three-month period ended March 31, 1998, compared with $10,093 for the three-month period ended March 31, 1997. The increase primarily is due to higher legal accruals relating to the Proposed Sale.

The following table summarizes the Hotels' performance for the period from January 1 to March 22 of the indicated years (i.e., the first three Marriott accounting periods):

                                        1998            1997  % Change
Weighted Average Occupancy             74.3%           76.5%     (2.3)
Weighted Average Room Rate            $98.66          $92.76      6.4
Total Hotel Sales               $ 26,390,184    $ 25,877,428      2.0
Hotel Operating Profit             4,329,655       3,820,523     13.3
Rent Earned by the Partnership     2,469,624       2,302,655      7.3


Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27)  Financial Data Schedule

             (b)  Reports on Form 8-K

              On March 13, 1998, the Partnership filed a Form 8-K reporting that on March 10, 1998, the Partnership notified Limited Partners of the negotiation of the potential sale of the Partnership's Hotels for a cash purchase price of approximately $114 million.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                HOTEL PROPERTIES L.P.
                           BY:  EHP/GP INC.
                                General Partner



Date:  May 15, 1998        BY:  /s/Jeffrey C. Carter
                                Director, President and
                                Chief Financial Officer